Form 10QSB
period 2000-03-31
STEREO VISION ENTERTAINMENT INC
filed 2000-09-07
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended: March 31, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ______________ To __________________

                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     95-4786792
------------------------------------           ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

           10 Universal City Plaza, Ste 2000, Universal City, CA 91608
                    (Address of principal executive offices)

                                 (818) 760-7007
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 3, 2000 5,200,000


     Transitional Small Business  Disclosure Format (check one). Yes   ; No   X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


           We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of March 31, 2000 and June 30, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
September 3, 2000

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     March 31,   June 30,
                                                       2000       1999
                                                    ---------   ---------
Current Assets:
   Cash ........................................  $    16,091   $   7,493
   Trading Investments .........................      119,001        --
                                                    ---------   ---------
       Total Current Assets ....................      135,092       7,493
                                                    ---------   ---------
Fixed Assets:
   Transportation Equipment ....................       67,000        --
   Office Equipment ............................       13,745      13,745
   3-D Production and Exhibition Equipment .....    3,306,900        --
   Less Accumulated Depreciation ...............     (226,100)       (229)
                                                    ---------   ---------
       Net Fixed Assets ........................    3,161,545      13,516
                                                    ---------   ---------
Intangible and Other Assets:
   Investments Music Albums ....................      200,000        --
   Investments 3-D Projects ....................      357,500        --
   Intellectual Property .......................      100,000        --
   Licensing & Distribution Rights .............      255,000        --
   Less Accumulated Amortization ...............      (86,668)       --
                                                    ---------   ---------
       Net Intangible and Other Assets .........      825,832
                                                    ---------   ---------

Total Assets: ..................................  $ 4,122,469   $  21,009
                                                    =========   =========

Liabilities
   Accounts Payable ............................  $   114,800   $  96,268
   Accrued Expenses ............................       11,722       3,718
   Loans from Shareholders .....................    1,027,685        --
   Short-term Notes Payable ....................       49,000      61,000
                                                    ---------   ---------
      Total Current Liabilities ................    1,203,207     160,986
                                                    ---------   ---------
Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 4,750,000 shares at March 31,
    2000 and 1,530,000 shares at June 30, 1999 .        4,750       1,530
  Additional Paid in Capital ...................    4,980,054       3,470
  Common Stock to be Issued ....................           30        --
  Deficit Accumulated During the
    Development Stage ..........................   (2,065,572)   (144,977)
                                                    ---------   ---------
     Total Stockholders' Equity ................    2,919,262    (139,977)
                                                    ---------   ---------
     Total Liabilities and
       Stockholders' Equity ....................  $ 4,122,469   $  21,009
                                                    =========   =========
                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                                                       Cumulative
                                                                            Since May 5,
                            For the Three Months    For the Nine Months        1999
                                  Ended                   Ended             Inception of
                                 March 31,               March 31,          Development
                           ---------------------  -----------------------
                              2000       1999         2000        1999        Stage
                           ----------  ---------  ------------  ---------  -----------
Revenues ................  $     --    $    --    $       --    $    --    $      --
                           ----------  ---------  ------------  ---------  -----------

Expenses
Research & Development ..     282,000       --         293,000       --        293,000
General & Administrative      557,066       --       1,588,508       --      1,729,766
                           ----------  ---------  ------------  ---------  -----------

Operating Loss ..........    (839,066)      --      (1,881,508)      --     (2,022,766)

Other income (expense):
   Interest expense .....     (35,764)      --         (43,575)      --        (47,294)
   Gain (loss) on Trading
      Investments .......       4,511       --           4,488       --          4,488
Reorganization items:
   Administrative fees ..        --         --            --         --           --
                           ----------  ---------  ------------  ---------  -----------

Loss before taxes
Income taxes ............        --         --            --         --           --
                           ----------  ---------  ------------  ---------  -----------

       Net Loss .........  $ (870,319) $    --    $ (1,920,595) $    --    $(2,065,572)
                           ==========  =========  ============  =========  ===========













                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                     Since
                                                                                   May 5, 1999
                                                       For the Nine Months Ended   inception of
                                                                 March 31,         Development
                                                           ---------------------
                                                              2000        1999         Stage
                                                           -----------   -------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ................................................  $(1,920,595)  $  --     $(2,065,572)
                                                                                   -----------
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ........................      312,539      --         312,768
   Issuance of common stock for expenses ................      880,000      --         885,000
   Gain on trading investments ..........................       (4,488)   (4,488)
   Cash acquired in merger ..............................          332       332
Change in operating assets and liabilities:
   Accounts Payable .....................................       86,522      --         167,804
   Accrued Expenses .....................................        8,004      --          11,722
                                                           -----------   -------   -----------
  Net Cash Used in operating activities .................     (637,686)     --        (692,434)
                                                           -----------   -------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ................................      (67,000)     --         (80,745)
   Proceeds from sale of investments ....................       38,488      --          38,488
                                                           -----------   -------   -----------
Net cash used in investing activities ...................      (28,512)     --         (42,257)
                                                           -----------   -------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders ...................      674,358      --         674,358
Payments of principal on notes payable ..................      (16,758)     --         (16,758)
Proceeds from issuance
   of short-term notes ..................................         --        --          61,000
                                                           -----------   -------   -----------
Net Cash Provided by
   Financing Activities .................................      657,600      --         718,600
                                                           -----------   -------   -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .............................        8,598      --          16,091
Cash and Cash Equivalents
  at Beginning of Period ................................        7,493      --            --
                                                           -----------   -------   -----------
Cash and Cash Equivalents
  at End of Period ......................................  $    16,091   $  --     $    16,091
                                                           ===========   =======   ===========

                        STEREO VISION ENTERTAINMENT, INC
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)



                                                              Cumulative
                                                                Since
                                                             May 5, 1999
                                   For the Nine Months Ended  Inception of
                                          March 31,           Development
                                      2000          1999        Stage
                                 --------------  -----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest ....................  $       14,096  $      --     $ 14,096
                                 --------------  -----------   --------
  Income taxes ................  $         --    $      --    $   --
                                 --------------  -----------   --------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

On December 2, 1999 the Company issued 1,470,000 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending.

On  December  3,  1999 in a reverse  merger  the  Company  acquired  $332  cash,
$153,001trading  investments,   $100,686  reduction  in  accounts  payable,  and
$366,084 notes payable in exchange for 1,200,000 shares of common stock.

On March 10, 2000 the Company issued 200,000 shares of common stock in exchange for 51% ownership in 13 albums to be produced by Wilfield Entertainment over a period of 12 months.











                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2000 is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

     The Company anticipates generating revenues from several sources, including, 3-D film production, distribution, exhibition and technology development, and music production, publishing and distribution and providing integrated solutions to help organizations broadcast audio, video, 3-D video, animation, and 3-D animation and music over the Internet as well as expanding into other areas of the entertainment industry .

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

Intangible Assets

     Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of five years. The initial valuation of licensing and distribution rights for the 3-D products were derived from what Management believes to be arms length negotiation.

     The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                               Per-Share
                                 Income        Shares            Amount
                                 ------        ------            ------
                               (Numerator)   (Denominator)

                               For the Three Months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders $     (870,319)       4,596,667   $      (0.19)
                            ==============  ===============   ============

                                For the Nine Months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders $   (1,920,595)       2,373,858   $      (0.81)
                            ==============  ===============   ============

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2000 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Investments

     The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (Continued)

           Investments in securities are summarized as follows:


                                     March 31, 2000
                   ------------------------------------------------------
                      Gross               Gross
                    Unrealized         Unrealized           Fair
                       Gain               Loss              Value
                   ----------------  ----------------  ------------------

Trading Securities             --                --    $          119,001
                   ================  ================  ==================


                                      March 31, 1999
                   ------------------------------------------------------
                       Gross             Gross
                     Unrealized        Unrealized           Fair
                        Gain              Loss              Value
                   ----------------  ----------------  ------------------

Trading Securities             --                --                  --
                   ================  ================  ==================

     Realized Gains and losses are determined on the basis of specific identification. During the Three and Nine months ended March 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                         For the Nine      For the Three
                         Months Ended       Months Ended
                           March 31,          March 31,
                             2000              1999
                         ---------------   ---------------

Sale Proceeds            $        38,488   $          --
                         ===============   ===============

Gross Realized Losses    $           (23)  $          --
                         ===============   ===============

Gross Realized Gains     $         4,511   $          --
                         ===============   ===============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2000 some of the activities of the Company have been conducted by corporate officers from shared office space with the Law Firm of Phillips, Haskett & Ingwalson in San Diego, California. The Company does not pay rent or the use of this space. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

     The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. As a result of the merger with Kestrel Equity Corporation the authorized number of shares is 100,000,000 with a par value of $.001.

     On December 3, 1999 the Board of Directors authorized 120 to1 stock split. As a result of the split, 1,517,250 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

     At inception, the Company issued 1,530,000 shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $0.003 per share or an aggregate approximate $5,000.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (Continued)

      On December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation and at the same time entered into an asset acquisition agreement for the acquisition of 3-D projects, equipment, licensing and distribution rights. By virtue of the merger and the asset acquisition, the Company issued 2,670,000 shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

        On December 31, 1999 the Company issued 350,000 shares to various employees and consultants for services rendered valued at $2.00 per share.

       On March 10, 2000 the Company issued 200,000 shares of common stock in exchange for 51% ownership in 13 albums to be produced by Wilfield Entertainment over a period of 12 months.

NOTE 6 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes on March 31, 2000 and June 30, 1999 in the Amounts of $49,000 and $61,000 respectively, are due on demand with interest at 10%.

NOTE 7 - LOANS FROM SHAREHOLDERS

     The loans are payable to various shareholders, are unsecured with interest at 10% and have no fixed terms of repayment.

     Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company.

NOTE 8 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month to month basis with total rent of $6,750 per month. For the Three and Nine months ended March 31, 2000 the rental payments were $39,650 and $53,600 respectively. The Company is currently negotiating a three-year lease for a suite in Universal City Plaza that is adjacent to Universal Studios in Los Angeles. The monthly lease obligation is expected to be approximately $9,700.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

     The current plan of the Company incorporates operational resources that will make 3-D media a mainstream entertainment form. The Company plans to reach the mass market by aligning itself with already-established, branded products and titles for the production, promotion and distribution of 3-D products. The Company's management intends to aggressively evaluate and pursue production opportunities in order to increase the Company's content library and maintain a leadership position as the foremost provider of 3-D products. As a development stage company, Stereo Vision entertainment, Inc. has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for the Company's production and revenue goals, management must obtain working capital through either debt or equity financing.

Results of Operations

     There were no revenues from sales for the period from inception to March 31, 2000. The Company has sustained a net loss of approximately $2 million for the period ended March 31, 2000, which was due to primarily to general and administrative expenses.

Liquidity and Capital Resources

     The Company is in the process of developing a detailed plan of operations to exploit its 3-D equipment asset base. On a preliminary basis, the Company estimates that it will require from $3,000,000 to $5,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing 3-D movies and equipment, and efforts to arrange development of additional 3-D movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new 3-D movies

     The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a 51% interest in a music producer. During the forthcoming year, the Company, through this subsidiary, expects to produce 13 country and western and pop albums. The Company expects that this effort will require capital of approximately $750,000 to $1,000,000.

     The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans.

     The Company has financed its operations to date from the sale of stock of another Company and loans from related parties. The company purchased approximately 264,000 shares of common stock of New Visual Entertainment, Inc., from a major shareholder for a $400,000 convertible note in September 1999. This note was paid by the issuance of 200,000 shares of common stock. The sale of this stock generated approximately $422,000 of net proceeds during September 1999 through June 2000, which the Company used to support its operations.

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through May 2000, four persons, including the aforementioned major shareholders and one director, loaned the Company $1,032,442. However, there can be no assurance that additional loans will be forthcoming from officers, directors, and shareholders.

Government Regulations

The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Competition

     The Company faces competition from a wide variety of entertainment distributors, many of which have substantially greater financial, marketing and technological resources than the Company.

Employees

     As of July 21, 2000, the Company had three employees.




                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

           None.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The following exhibits are included as part of this report:
Exhibit
Number               Exhibit

3.1                  Articles of Incorporation (1)
3.2                  Amended Articles of Incorporation (1)
3.3                  Bylaws (1)
27.1                 Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

(b) The Company has not filed a report on Form 8-K for the period ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)


Date:      September 5, 2000        By: /s/ John C. Bodziak, Jr
                                        --------------------------
                                    John C. Bodziak, Jr.
                                    C.E.O.,  President, Director
                                    (Principal Executive Officer)




Date:      September 5, 2000        By: /s/ Rick Ducommun
                                        ---------------------
                                    Rick Ducommun
                                    Secretary-Treasurer, Director
                                    (Principal Financial and Accounting Officer)