Form 10KSB
period 2000-06-30
STEREO VISION ENTERTAINMENT INC
filed 2000-11-20
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2000

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To



                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

     Nevada                                                          95-4786792
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                  11166 Burbank Blvd, North Hollywood, CA 91601
 -------------------------------------------------------------------------------
                                (Former address)


Issuer's telephone number                      (310) 205-7998
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.      $ -0-
                                                                       -----

         As of November 15, 2000, there were 5,178,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,381,745 computed at the average bid and asked price as of November 15, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

         Transitional Small Business Disclosure Format (check one):
  Yes       ; NO X
     -----       ---

                                TABLE OF CONTENTS


Item Number and Caption                                                                                       Page

PART I

Item 1.  Description of Business..................................................................................4

Item 2.  Description of Property.................................................................................15

Item 3.  Legal Proceedings 15
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................16

Item 6.  Management's Discussion and Analysis or Plan of Operations..............................................18

Item 7.  Financial Statements....................................................................................20

Item 8.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................20

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................21

Item 10. Executive Compensation..................................................................................24

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................25

Item 12. Certain Relationships and Related Transactions..........................................................26

Item 13. Exhibits and Reports on Form 8-K........................................................................26

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS

General

         The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

         The Company anticipates generating revenues from several sources, including, production of new and existing feature films, as well as expanding into other areas of the entertainment industry.

         The Company's  common stock is traded on the National  Quotation Bureau
(NQB)Pink Sheets under the symbol "SVED."

History

         Stereo Vision Entertainment, Inc. ("SVEI") was originally incorporated in the State of Arizona as Arizona Tax Pros & Insurance Wholesalers, Inc., on December14, 1993. Arizona Tax Pros & Insurance Wholesalers, Inc., changed its name to Kestrel Equity Corporation ("Kestrel") on September 30, 1997. On July 20, 1999, Kestrel entered into an Acquisition Agreement and Plan of Reverse Merger with Stereo Vision Entertainment, Inc., a privately held Nevada corporation ("Stereo") (the "Merger"). Pursuant to the Merger, which was not actually consummated until December 30, 1999, Stereo was merged with and into "Kestrel". Each share of Stereo common stock outstanding was exchanged for 120 shares of Kestrel's common stock, $.001 par value (the "Common Stock").

         On January 31, 2000, "Kestrel" changed its state of incorporation from Arizona to Nevada, and also changed its name to Stereo Vision Entertainment, Inc.

         Since the time of its inception until the effective date of the Merger, Kestrel Equity Corporation was a development stage company with no active business operations and no revenues. As such, Kestrel was considered a "shell" corporation with a principal purpose of locating and consummating a merger or acquisition with a private entity. Beginning in August 1999, the business activities of Kestrel, prior to the Merger, encompassed administrative and organizational matters and identifying additional acquisition opportunities for operating companies and intellectual property assets in the global multi-media industries. Upon the consummation of the Merger, Kestrel acquired all of the assets of Stereo with the intent of continuing Stereo's business and expanding into new areas of the entertainment industry. Stereo was incorporated in the State of Nevada on May 5, 1999 for purposes of acquiring multi-media/entertainment industry assets and pursuing merger opportunities with an existing publicly traded company. Mr. Kallett, an officer and director of Kestrel Equity Corporation, and Mr. Honour, a principal shareholder of Kestrel, both owned common stock in Stereo representing an aggregate of 51% of the issued and outstanding capital stock of Stereo. The operations and management of the merged companies (SVEI) were then integrated following the replacement of Stereo's sole officer and director with the then sole officer and director of Kestrel.

         On December 17, 1999 "Kestrel" filed its Form 10-SB with the U.S. Securities and Exchange Commission. Upon the consummation of the merger on December 30, 1999, shortly thereafter in January of 2000, SVEI elected new officers and directors. Since January 2000, the Company's activities have been developing entertainment projects, both musical and theatrical, and identifying and securing candidates with entertainment industry experience to serve on the SVEI Board of Directors and identifying additional opportunities for the acquisition of operating entertainment oriented companies as well as acquiring intellectual property assets. Although acquisition opportunities have been identified, no transactions have been consummated and there is no guarantee that any transactions will be consummated in the near future. As is reflected in the Directors, Executive Officers, and Key Advisors Section of this registration statement, on November 13, 2000 SVEI expanded its Board of Directors from five to seven members, all of which have entertainment industry experience.

         As a result of the merger "SVEI" acquired certain stereoscopic 3-D assets which primarily consisted of but was not limited to numerous 3-D camera and projection optical units and lenses for the 3-D production and exhibition of stereoscopic 3-D Films and content. The equipment was previously invented, manufactured, and assembled by Mr. Christopher Condon and owned by him and his spouse, Marjorie Condon. "Stereo" acquired the assets in 1999 and prior to that time Mr. Condon and his family owned the assets. Since 1994 which was the most recent date that the Condon family operated as a legally organized entity, Mr. Condon has utilized a portion of the assets as a semi-retired consultant. The assets were primarily invented, manufactured, and assembled by Mr. Condon periodically during the period of 1970 through 1994. In approximately 1980, Mr. Condon also secured a patent, which was an integral part of the uniqueness of the equipment. The patent expired in approximately 1997. The valuation of the equipment which was utilized in determining its acquisition price, was a result of arms length negotiations between Stereo and the Condon family and was partially a result of verification of recent sale transactions to other third parties by the Condon family of similar equipment. Additionally, an independent third party valuation of the assets was analyzed. The assets were utilized in projects by Disney, Warner Brothers, Chevrolet, Toyota and Kodak. The camera lenses, part of the purchased assets, were also used by James Cameron for Universal's "Terminator 2- - 3-D" and by Universal for the production of "Jaws 3-D". The projection lenses and units were used in approximately 6,000 play dates for such exhibitors as AMC, General Cinema and United Artists.

         SVEI has secured the consulting services of Mr. Daniel Symmes a thirty year acquaintance and business associate of the Condon's who also possesses specialized skills in stereoscopic 3-D. Since 1968, Mr. Symmes has been actively involved in technology development and the production, distribution and exhibition of high quality 35 mm and 70 mm three-dimensional ("3-D") films, featurettes, commercials and film shorts. SVEI intends to continue to utilize its 3-D assets and implement a strategy to theatrically produce and distribute new and existing 3-D feature films. SVEI also intends to establish an Internet-based music portal and record label site where it can distribute motion picture soundtracks from its proposed 3-D and independent films, as well as other original recordings that it either acquires or produces.


         The executive offices of the Company are located at 130 S. El Camino Dr. Beverly Hills, CA 90212. Its telephone number is (310) 205-7998.

OPERATING LOSSES

         The Company has incurred net losses of approximately $2,580,000 for fiscal year ended June 30, 2000 and $145,000 for the period from inception to June 30, 1999. Such operating losses reflect developmental and other start-up activities for 2000 and 1999. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         SVEI anticipates generating operating revenues during its next fiscal year as it becomes operational and acquires operating companies and/or intellectual property assets. "SVEI" management acknowledges that during its next fiscal year there is no assurance that "SVEI" will transition itself from a development stage company to an operational one and SVEI's continued operations may be dependent upon additional shareholder loans and/or proceeds from "SVEI" debt/equity offerings. There currently are no agreements in place for future shareholder loans and management has no assurances as to any market acceptance of any future SVEI debt/equity offerings.

BUSINESS - OVERVIEW

         Currently, management believes that SVEI's principal expertise is in the content production segment of the multi-media entertainment industry. SVEI also intends to acquire additional intellectual property assets. In utilizing the SVEI's existing physical and managerial assets, SVEI's initial operating activities are anticipated to encompass the production, acquisition, marketing and distribution of music content and the production, distribution, exhibition of stereoscopic 3-D and independent feature length theatrical films and related technology development of 3-D optics. Additionally, SVEI will pursue the re-release of selected 3-D classic films. SVEI intends to use traditional distribution channels for its content and, when available and if practical, alternative and complimentary distribution channels such as the Internet.

MUSIC DIVISION

         SVEI's music division anticipates generating revenues during the fourth quarter of 2001. SVEI is pursuing opportunities within the global music industry that may include producing well-known and new artists and acquiring royalty and publishing rights from established artists. The company is restructuring its agreement with Wilfield Entertainment into a joint venture agreement for the purpose of producing thirteen albums. It is anticipated that the Company will issue 200,000 shares of common stock for its participation in the joint venture. SVEI will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.


STEREO VISION ENTERTAINMENT PRODUCTIONS

         The film content production business is very capital intensive and SVEI will need to raise and secure significant equity or debt financing to implement its production objectives. If SVEI receives such financing, it anticipates producing and/or co-producing 3-D and traditional independent feature length theatrical productions. Financing for these productions, when possible, will be accomplished on an "off-balance sheet" basis, or through major studio joint ventures. When feasible, SVEI anticipates each production will be structured as a stand-alone limited liability company, thus diminishing the equity dilution impact on SVEI. SVEI intends to act as the executive producer of each film project. There is no assurance that SVEI can secure financing to produce films or even if films are produced that they can be profitably distributed.

SVX "TRU 3-D" THEATER NETWORK

         SVEI intends to develop a 3-D theater network with the goal of bringing "theme park quality 3-D" to local multiplex theaters within the next 18 months. Using a low-cost, efficient theater modification model, SVEI will provide multiplex theater owners with a turn-key package at a no-cost or no-risk arrangement to the operator. The multiplex owner will maintain the ability to exhibit conventional two-dimensional movies in the converted theater if so desired.

         SVEI will attempt to establish a branded or co-branded theater network with theater locations in major markets, both domestically and in key foreign locations. Initially utilizing the SVEI's inventory of approximately 800 projection units, SVEI anticipates expanding its theater network thereafter. In addition to 3-D films which may be produced and/or co-produced by SVEI, SVEI intends to generate revenues from the re-release of selected existing 3-D classics and the distribution of other marketable existing or newly produced 3-D films. SVEI shall attempt to build and position its SVX "Tru 3-D" theater network for transition into the proposed digital projection systems which are anticipated to be installed in most theaters within the next three to five years.

3-D CONTENT INDUSTRY

         3-D entertainment markets are currently characterized by relatively short content (one hour or less), and explosive action in color, images, events or scenery. Prime 3-D markets include music videos, action television programming, nature documentaries, sports events, promotional material, merchandising tie-ins, and specialized films for location-based visual entertainment. SVEI believes that with continued technological development the re-emergence of full-length 3-D movies will be more in demand in the near future.

         The visual entertainment market for SVEI's 3-D technology and content encompasses three distinct entertainment industries - broadcast and cable television, video software and motion pictures. In addition, location-based entertainment theaters represent a profitable and rapidly growing market segment.

         The content production business is very capital intensive and SVEI expects that it will require additional equity financing to complete the capitalization of its business plan. SVEI can give no assurance that it can successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. If SVEI does not obtain adequate financing or such financing is not available on acceptable terms, SVEI's ability to finance the production or acquisition of 3-D films would be significantly limited.

BROADCAST AND CABLE TELEVISION INDUSTRY

         Subsequent 3-D penetration of visual broadcast markets may be pursued, such as sports events, music videos and special programming. As the mass television audience acquires 3-D viewers, SVEI believes the scope of 3-D programming opportunities will expand. Syndicated 3-D programs, or even dedicated time slots or channels may be broadcast in 3-D and could facilitate widespread video software and additional 3-D motion picture opportunities.

Household television penetration in the United States now exceeds 98% of total households, with nearly 100% being color television sets. Currently, the television population in the United States exceeds 217 million sets, with the average household having a television on for over seven hours each day. Because of the interest in 3-D productions shown at theme parks and movie theaters, SVEI believes there is a growing opportunity for enhancing the television viewing experience with 3-D technology; provided, however, that technology can be developed that will permit a similar high-quality viewing experience.

VIDEO SOFTWARE INDUSTRY

         Over 75 million households in the United States have videocassette recorders. Currently, distribution of 3-D content to the home entertainment market is nearly non-existent. The distribution of video software is primarily controlled by specialty video stores, such as Blockbuster Entertainment. These video specialty stores generate over 80% of total revenue from video rentals.

LOCATION-BASED ENTERTAINMENT THEATERS

         SVEI believes that there is an increasing worldwide demand for a variety of out-of-home entertainment options. Secondarily to its 3-D theatrical films and 3-D theater network strategies, SVEI may become a provider of a complete line of services and products to support the design, development and operation of specialty format theater attractions. These products may include 3-D film-based software and projector optics to be utilized in the video simulation, large format and specialty venues attractions.

3-D MOTION PICTURE PRODUCTION AND EXHIBITION EQUIPMENT

         Traditional true stereo or 3-D production techniques have required the use of two cameras locked together to produce two strips of film, one for the right eye and one for the left eye. To project the film two projectors are also required along with a reflective screen surface for polarized viewing. Because two cameras and two projectors are required, as well as twice the film, the expense for both production and exhibition of traditional 3-D films is significantly greater than for standard two-dimensional ("2-D") formats.

         As a result of the Merger with Stereo, SVEI acquired rights and access to certain proprietary technology, that allow for high-quality 3-D production at a cost equivalent to 2-D formats. Stereo had originally acquired these assets from the Condon Family Partnership for an aggregate purchase price of $6,787,400. Mr. Condon, a partner in the selling partnership, is a key creative advisor to SVEI.

         This technology employs a dual element, single lens technology that can shoot 35mm or 70mm 3-D productions with one standard camera, as opposed to two synchronized cameras, and allows the films to be exhibited through a singleprojector. The system also allows for the production of 2-D and 3-D products simultaneously. To create the 3-D effect, the audience uses either polarized glasses or electronic glasses that separate the left and right eye images. The Company believes that this 3-D system offers consumers one of the most realistic 3-D experiences available today.

EXHIBITION AND DISTRIBUTION NETWORK

         The Company intends that theatrical releases of 3-D productions will be achieved using the SVEI's unique turnkey distribution solution. SVEI currently owns over 800 3-D projection systems. Unlike other wide screen 3-D solutions, the exhibition of SVEI's 3-D entertainment products will not require spending millions of dollars on the construction of specialized venues or on the purchase of specialized projection hardware to view "theme park" quality 3-D films. By using SVEI's system, superior 3-D special effects can be achieved at a fraction of the costs of competing solutions.

         Management believes that the ownership of the proprietary 3-D equipment is important to the future success of SVEI. Since SVEI intends to produce new 3-D movies, it believes that it will be more profitable for SVEI to rely on its own highly specialized equipment. To the best of management's knowledge, there is no other suitable source in quantity of this type of equipment. This equipment was developed by one of SVEI's key creative advisors, Chris Condon. Until recently, this technology was patent protected. Although the patent has since expired, improvements to the technology are currently subject to trade secret protection.

         As a result of the Merger with Stereo, SVEI acquired the renewable rights, and intends to begin distribution of, five 3-D feature films: "Fantastic Invasion of Planet Earth," "Target New York," "The Creeps," "The Stewardesses" and "Wild Ride."

         SVEI intends to update its film distribution licenses with the owners of these five 3-D feature films that were previously licensed to Stereo. Management believes that SVEI can achieve revenues within the next six months. This assumption is due to renewed interest by the public in 3-D films currently being shown all over the world by IMAX Corp., Disney theme parks and others.

MARKETING, DISTRIBUTION AND PROMOTIONS

         SVEI intends to market its 3-D technology by providing the industry with the necessary tools to allow for 3-D production and viewing within the current 2-D infrastructure. The marketing plan includes the following:

         (i) Producing and distributing 3-D content for the video, broadcast television and motion picture industries;

         (ii)  Establishing special theaters for showcasing 3-D content;

         (iii) Creating a mass audience and mainstream distribution channel; and

         (iv)  Licensing the technology to the entertainment industry.

         SVEI also intends to include sponsorship opportunities for its own original productions, as well as for third parties. Sponsorship activities may include branding 3-D glasses for live events, and developing custom corporate 3-D images, campaigns and messages. SVEI also intends to offer, and is capable of delivering, 3-D products in a full spectrum of 3-D formats which include film, video, DVD, the Internet and print.

ANCILLARY PRODUCTS, MERCHANDISING AND LICENSING

         In addition to servicing the proprietary and wholesale promotion industries, SVEI intends to establish a website dedicated to the sale of 3-D related retail products. The website may offer some or all of the following products: 3-D viewers, slides, holograms, lenticular images and various types of 3-D glasses for viewing 3-D content on television or over the Internet.

BUSINESS EXPANSION; CAPITAL GROWTH

         SVEI intends to position itself to evolve into a vertically integrated, diversified global media entertainment company and SVEI intends to pursue the acquisition of diversified entertainment companies or intellectual property assets that will allow for the pursuit of opportunities currently available in the global marketplace. SVEI believes that synergism among its divisions will allow SVEI to effectively compete for its incremental share of the global consumer's discretionary expenditures. SVEI intends to finance its business expansion and acquisitions through the sale of equity securities. SVEI can give no assurance that any offering of its securities will be successful. If SVEI is unable to successfully raise equity financing or alternative financing SVEI's ability to fund its business plan would be significantly limited.

         The ability of SVEI to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment content or ancillary products for traditional real-world distribution channels including, but not limited to, retailers, radio, television, theaters and home markets and newly emerging distribution channels such as the Internet. The size and quality of SVEI's library of film software titles is a material factor in competing for sales of SVEI's attractions and developing the Company's products and base of recurring revenue.

         SVEI intends to produce and develop specialty films and videos for its library, as well as acquire additional music assets. While SVEI may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, SVEI will be subject to substantial financial risks relating to the video software. SVEI expects that it will typically be required to pay for the production of software during the production period prior to release but will most likely be unable to recoup these costs from revenues from exhibition licenses prior to 24 to 36 months following release.

         SVEI anticipates generating revenues from several sources, including, production and distribution of new and existing 3-D and independent feature films, intellectual property music assets, and also providing integrated solutions to help organizations broadcast audio, video, 3-D video, animation, and 3-D animation and music over the Internet. When appropriate, SVEI will attempt to acquire other assets and existing operating global multi-media entertainment companies with seasoned management teams.

MANAGEMENT OF GROWTH

         In order to maximize potential growth in SVEI's market opportunities, SVEI believes that it must expand rapidly and significantly upon its entrance into the marketplace. This impetus for expansion will place a significant strain on SVEI's management, operational and financial resources. In order to manage growth, SVEI must implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. SVEI cannot guarantee that it will effectively manage the rapid expansion of its operations, that its systems, procedures or controls will adequately support its operations or that SVEI's management will successfully implement its business plan. If SVEI cannot effectively manage its growth, its business, financial condition and results of operations could suffer a material adverse effect.

         SVEI expects that it will require additional equity and/or credit financing prior to becoming cash self-sufficient. There can be no assurances that SVEI will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. SVEI does not have any commitments for additional financing. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If SVEI does not obtain adequate financing or such financing is not available on acceptable terms, SVEI's ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited. SVEI's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

GOVERNMENT REGULATION

         The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. SVEI plans to submit its pictures for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "R."

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

         SVEI's success depends substantially upon its proprietary technology. This technology includes optical design formulas designed by Mr. Condon and protected by trade secret law. The type of glass, the exact spacing and curvatures of the primary dispersing optics and the method of controlling the exact assembly tolerances using custom-made laboratory testing equipment are integral parts of this technology which results in optical resolution exceeding 100 lines per million and is fully compatible with the latest 35mm Panavision and Arriflex motion picture cameras, as well as high definition video cameras. The 3-D projection optics are fully compatible with all 35-mm motion picture projectors and are designed for easy installation, even by semi-skilled personnel. In addition, Mr. Condon has designed and built a 3-D projection unit compatible with the latest Hughes digital video projectors. This technology will provide SVEI with a competitive advantage because of the enhanced quality of the 3-D images produced as a result of SVEI's trade secrets. Additionally, SVEI has secured the employment services of Mr. Daniel Symmes, a longtime 3-D technology associate of Mr.Condon, to lead its efforts for research and development and manufacturing of SVEI's next generation 3-D production and exhibition optical equipment. Mr. Symmes per his employment agreement will be allocating 50% of his time to SVEI. The Company will rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements, to protect its proprietary rights. SVEI's predecessor, Stereo, maintained a policy of obtaining patent protection and, consequently, SVEI currently has the following patent pending:

PATENTS PENDING: One-High Speed for Above and Below 3-D Cameras

This technology entails the use of brighter optics for 3-D single camera cinematography, which allows for filming in lower light situations.

         SVEI also has technology in development that has grown out of previously patented technology held by Stereo. SVEI is working on a 3-D camera optical system that has remote wireless convergence control so that it can be used on the Panaglide and Steadicam. SVEI intends to apply for patent protection for this proprietary technology as well. SVEI can give no assurance that such patents will be granted or that third parties will not claim infringement with respect to current or future technology developed by SVEI.

         Distribution rights to motion pictures are also granted legal protection under the copyright laws of the United States and most foreign countries. These copyright laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended.

COMPETITION

         SVEI competes with a large array of diverse global media conglomerates, upstart "entertainment, information and commerce" companies, as well as with a number of smaller, independent production companies. Currently, no companies have established a substantial presence in the 3-D video software home market. The competitive environment in this market consists of limited suppliers of 3-D viewers and content (DVD, CD-ROM, videotape) kits such as V-REX, VIDMAX, and others. Conversely, competition in the special venue markets (theatrical) is much more developed. SVEI's current and potential competitors include:

         o        IMAX, Iwerks, Showscan, Cinema Ride and New Visual
                  Entertainment
         o        Fox, Disney, Warner Bros., Universal and others
         o        Globcast, Vyvx and COMSAT World Systems
         o        Universal music, EMI, BMG and others

         A portion of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures produced by the Company. Other companies compete in areas of satellite production and transmission services and music production, distribution and promotion. The Company's innovative 3-D technology combined with lower cost production and exhibition is anticipated to achieve favorable results in effectively competing and establishing itself in the marketplace. SVEI also intends to use its core competencies in areas of music production and production services to diversify and compete in the global marketplace.

         Most of SVEI's competitors have operating histories, larger customer bases and significantly greater financial, marketing and other resources. Certain of SVEI's competitors have the financial resources to devote greater resources to marketing and promotional campaigns and devote substantially more resources to technology development. Increased competition may result in reduced operating margins.

EMPLOYEES

         As of November 13, 2000, SVEI employed three full-time employees. SVEI considers its employee relations to be satisfactory at present.



                         ITEM 2 DESCRIPTION OF PROPERTY


         SVEI's principal executive offices are located at 130 El Camino Drive, Beverly Hills, CA 90212 and consist of approximately 273 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expires in six months from November 1, 2000. The monthly rent for the property is $1,7356.78. SVEI maintains a research and development office and storage warehouse facility at 1611 Rancho Santa Fe Road, Suite E, San Marcos, CA 92069 that consists of approximately 1,000 square feet. This facility is also leased on a month-to-month basis for the monthly rent of $650. SVEI also leases on a month-to-month basis various storage facilities for its equipment inventory that consists of approximately 1,500 square feet of additional space at a monthly rent of $1,500. SVEI also rents housing in Studio City, California for office use and use by its out-of-town officers, directors and employees. The monthly rent paid for this corporate housing is $4,000. SVEI rents a 4,000 square foot studio production and offices facility on a month to month basis for $1,700 plus 800 shares of common stock.


                            ITEM 3 LEGAL PROCEEDINGS



         As of the date hereof, SVEI is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2000. However the actions of the board of directors to increase the number of board members from three to seven was ratified by shareholders controlling 69% of the voting stock.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded on the NQB Pink Sheets under the symbol "SVED." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the "pink sheets" under the trading symbol "SVED." For the period from December 2, 1999 through February 17, 2000, the price for the Common Stock has ranged from $5.00 to $5.95 per share. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

                       1999:                           High                 Low
Quarter ended September 30, 1998                          -                   -
Quarter ended December 31, 1998                           -                   -
Quarter ended March 31, 1999                              -                   -
Quarter ended June 30, 1999                               -                   -

                       2000:
Quarter ended September 30, 1999                          -                   -
Quarter ended December 31, 1999                       $5.95               $5.00
Quarter ended March 31, 2000                          $5.95               $5.00
Quarter ended June 30, 2000                           $2.00               $0.10

DIVIDENDS

         SVEI has never paid a cash dividend on its Common Stock nor does SVEI anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of SVEI not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon SVEI's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

         The number of shareholders of record of the Company's Common Stock as of November 13, 2000 was approximately 88.

RECENT SALES OF UNREGISTERED SECURITIES

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

         On February 14, 2000 the Company issued 100,000 shares of common stock as payment for services rendered by Mr. Herky Williams. The services rendered were for the development of the Company's music division.

         From April to June 2000, the Company issued 200,000 restricted common shares to various consultants for services and 90,500 restricted common shares to individuals for cash all at $1.00 per share.

         On April 25, 2000 the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

         No  underwriter   was  involved  in  any  of  the  above  issuances  of
securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act (including, in certain instances Regulation promulgated there under) on the basis that they were issued under circumstances not involving a public offering. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act because all such individuals were believed to be sophisticated and given sufficient access to all information regarding SVEI, Kestrel, and/ or their predecessors.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations - The following discussion should be read in conjunction with the Company's audited financial statements.

         The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.
         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         The current plan of SVEI incorporates operational resources that will make 3-D media a mainstream entertainment form. SVEI plans to reach the mass market by aligning itself with already-established, branded products and titles for the production, promotion and distribution of 3-D products. The Company's management intends to aggressively evaluate and pursue production opportunities in order to increase SVEI's content library and maintain a leadership position as the foremost provider of 3-D products. As a development stage company, SVEI has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for SVEI's production and revenue goals, management must obtain working capital through either debt or equity financing.

         The entertainment industry is an intensely competitive one, where price, service, location, and quality are critical factors. The Company has many established competitors, ranging from similar local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Company operates. The entertainment industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the entertainment industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Results of Operations - There were no revenues from sales for the period from inception to June 30, 2000. SVEI has sustained a net loss of approximately $2.5 million for the year ended June 30, 2000, which was due to general and administrative expenses incurred by SVEI. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of developing a detailed plan of operations to exploit its 3-D equipment asset base. On a preliminary basis, the Company estimates that it will require from $3,000,000 to $5,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing 3-D movies and equipment, and efforts to arrange development of additional 3-D movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new 3-D movies.

The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest in a music producer. During the forthcoming year, the Company, through this joint venture, expects to produce 13 country and western and pop albums. The Company expects that this effort will require capital of approximately $750,000 to $1,000,000.

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock of another Company and loans from related parties. The Company purchased approximately 264,000 shares of common stock of New Visual Entertainment, Inc., from a major shareholder for a $400,000 convertible note in September 1999. This note was paid by the issuance of 200,000 shares of common stock. The sale of this stock generated approximately $566,000 of net proceeds during September 1999 through June 30, 2000, which the Company used to support its operations.

The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through June 2000, seven persons, including the aforementioned major shareholder and one director, loaned the Company $750,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.


                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name             Age                      Office                              Term Expires
Thomas E. Noonan              69          Chairman of the Board, Director               next annual meeting
Robert L. Friedman            70         Vice-Chairman, President, Director             next annual meeting
Herky Williams                47           Secretary-Treasurer, Director                next annual meeting
John C. Bodziak, Jr.          27                      Director                          next annual meeting
Rocco Urbisci                 51                      Director                          next annual meeting
Michael J. Solomon            61                      Director                          next annual meeting
Mike Jabara                   48                      Director                          next annual meeting

THOMAS E. NOONAN - CHAIRMAN - BOARD OF DIRECTORS: Mr. Noonan has served on the Board of Directors since August 4, 2000. Tom Noonan is currently the head of Columbia/Epic Records Alumni Association, which was started in 1995, and is now with 500 Members, many in top positions in the current music record industry. >From 1995 to 2000 he has been President of Noonan Consulting, a record industry consulting firm to artists, labels, video companies, music publishers, trade publications, artist managers, new companies and foreign affiliates. Mr. Noonan was formerly a senior executive at Billboard Magazine where he founded the Hot 100 Charts and also evaluated albums and music assets for the Internal Revenue Service. Furthermore, Mr. Noonan has been a U.S. Government Expert Witness before investigative Congressional Committees. He has provided marketing services for major artists such as Barbara Streisand, Janet Jackson, Michael Jackson, George Michael, Bob Seger, Janis Joplin, Marvin Gaye, Diana Ross and the Supremes, Bob Dylan, Johnny Cash, Tony Bennett, and many other known artists. Mr. Noonan holds a Bachelor of Science degree in Business Administration from Seton Hall University.

ROBERT L. FRIEDMAN - VICE-CHAIRMAN - BOARD OF DIRECTORS, PRESIDENT - CEO: Mr. Friedman has served on the Board of Directors since November 13, 2000. Robert Friedman is a former president of Columbia Pictures distribution and executive vice-president of United Artists distribution. From 1995 through November 1999, Mr. Friedman served as president of the AMC Entertainment Motion Picture Group.

From November 1999 through November 2000, Mr. Friedman served as president of RLF Entertainment, an entertainment industry consulting company, and he continues to serve as a special adviser to the investment banking firm of Chanin Capital Partners and the Ray-Art Motion Picture and Television Studios in addition to other key motion picture production entities. Mr. Friedman is a board member of the executive division of the Academy of Motion Picture Arts and Sciences, and on the boards of directors of the Will Rogers Hospital, the Variety Club of Southern California, DARE America and Motion Picture Pioneers.

HERKY WILLIAMS - BOARD OF DIRECTORS MEMBER: Mr. Williams has served as a Member of the Board of Directors for Stereo Vision Entertainment since May 5, 2000. Mr. Williams has an extensive background and knowledge in various facets of the Music Industry. Mr. Williams served as Senior Director of A&R for Capitol Records in 1995-1996, where his duties included signing artists and artist development. Such artists include Willie Nelson, Garth Brooks, Charlie Daniels, Asleep at the Wheel, and Tanya Tucker. From 1997-2000, he went on to serve as Senior Director of Creativity for A.S.C.A.P. (American Society of Composers, Authors, and Publishers, established in 1914). A.S.C.A.P is a member-owned company, which collected over $500,000,000 this year for its artists. Mr. Williams' duties include securing publishing and record deals for A.S.C.A.P. members as well as placing songs with artists, labels, and producers.

JOHN C. BODZIAK JR. - BOARD OF DIRECTOR MEMBER: Mr. Bodziak has served as President/CEO for Stereo Vision Entertainment, Inc. since August 4, 2000. Mr. Bodziak has educational as well as working experience in the capacity of ownership, management, and operating small and large businesses in the restaurant, liquor, and concert entertainment arenas. From 1995 to 1997 Mr. Bodziak was General Manager for Key Largo International (located on the Jannus Landing block) where his duties included operating and managing Benson's Gourmet and Tami Ami Nightclub. Working alongside the Jannus Landing Corporation, in 1997 Mr. Bodziak began promoting and coordinating entertainment acts for nightclubs on the Jannus Landing block as well as managing the real estate for which Jannus Landing owns including Pelican Pub, Detroit Liquors, and the legendary Jannus Landing Courtyard which was voted in Rolling Stone Magazine to be the one of the top 10 best concert venues in the nation; Each year over 75 major acts play Jannus Landing Courtyard's main stage. From 1997 to 2000 Mr. Bodziak has served as President/CEO of Jannus Landing Corporation, where he oversees the daily operation and schedules entertainment, and acts as coordinator of the concert venue. Mr. Bodziak graduated from the University of Florida with a Bachelor's Degree in Business Administration as well as Financing and Economics. Mr. Bodziak was also president of his College Business Fraternity, ALPHA KAPPA SAI.

ROCCO URBISCI - BOARD OF DIRECTORS MEMBER: Mr. Urbisci has served as a Member of the Board of Directors since May 5, 2000. From the years 1995 to 2000, Mr. Urbisci worked as an Independent Contractor to the Entertainment Industry. Mr. Urbisci has a vast repertoire of producing and directing credits. Over the past five years, some of his credits and completed projects include numerous George Carlin HBO Specials, which Mr. Urbisci produced and directed. Three of these specials were live, which creates a natural linkage to the company's business plan. In 1998, Mr. Urbisci's remarkable diversity was apparent in his receiving the Writer's Guild Award for writing "The Earth Day Special", a three-hour ABC prime-time special, starring Bette Midler, Dustin Hoffman and Kevin Costner, which he also produced. Mr. Urbisci most recently is busy under production with several projects, including the animated television show, "Max" with Rhythm & Hues, a 3-D digital animation company that worked on Universal's Flintstones sequel, "The Flintstones in Viva Rock Vegas." Mr. Urbisci graduated from the Cooper School of Art in 1969.

MICHAEL J. SOLOMON - BOARD OF DIRECTORS MEMBER: Mr. Solomon has served as a Member of the Board of Directors since October 25, 2000. Solomon has a 44 year distinguished career in the entertainment industry. He is currently chairman and CEO of Solomon International Enterprises and Solomon Broadcasting International. Career highlights include: co-founding Telepictures Corporation; merging Telepictures with Lorimar to form Lorimar Telepictures. Solomon became president of Warner Bros. International from 1989 through 1994. He is currently co-owner of Iguana Productions, the largest independent television production company in Latin America and Channel 11 in Peru. He is in the process of building an Entertainment Center in Puerto Rico equipped with film and television studios and complete post production facilities.

MIKE JABARA - BOARD OF DIRECTORS MEMBER: Mr Jabara has served as a Member of the Board of Directors since November 13, 2000. From 1995 to the present, Mr. Jabara has served as the manager of Jabara & Co., LLC, a financial advisory firm. From November 1997 through the present, Mr. Jabara has served as manager to NewHoldings.com, LLC, an Internet investment company. From April 2000 to the present, Mr. Jabara has served as chairman and CEO of Itruckers, Inc., an Internet truck transportation service company. Mr. Jabara received an MBA from U.C. Berkeley.

Conflicts of Interest

Certain conflicts of interest existed at June 30, 2000 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

         The Directors and Officers currently do not receive cash remuneration from the Company and may not until cash flow from operations permits, all in the discretion of the Board of Directors. The Company intends on compensating its officers and directors with common stock in the Company, which is anticipated to be included in a future stock option plan. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.


Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.


                         ITEM 10 EXECUTIVE COMPENSATION


         None of the executive officer's annual salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

         On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share.

         On September 28, 2000 the company entered into a two year consulting agreement with Michael J. Solomon. The agreement provides for compensation of $300,000 per year, payable at a minimum of $10,000 per month with the balance due September 28, 2001. In addition Mr. Solomon will receive stock options to purchase 250,000 common shares at $.01 per share.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 4,940,500 shares of issued and outstanding Common Stock of the Company as of June 30, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /           Nature of                Shares
Directors                        Ownership                 Owned        Percent
--------------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(4 persons)                      common stock              366,000          7%

John Honour
12490 Viewcrest
Studio City, CA 91604            common stock            2,465,918          50%

Lawrence Kallet
2201 San Dieguito
Del Mar, CA 92014                common stock              376,549          8%

Dr. Dale A. Rorabaugh
P.O. Box 3799
Rancho Santa Fe, CA
 92061                           common stock              311,400          6%

Max McDade III
P.O. Box 1864
Rancho Santa Fe, CA
 92067                           common stock              400,000          8%

*The address of all four directors is in care of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         On September 25, 1999, pursuant to the terms of an asset exchange agreement, SVEI acquired certain assets from John Honour, a principal shareholder of SVEI. The assets consisted of 400,000 freely-trading shares of New Visual Entertainment Inc., common stock. Pursuant to the terms of the asset exchange agreement, SVEI issued a convertible promissory note in the aggregate principal amount of Four Hundred Thousand Dollars ($400,000) in exchange for the assets (the "Note"). On September 25, 1999, the Note was converted into Two Hundred Thousand (200,000) shares of Company Common Stock which was the agreed value of $2.00 per share.

         The company is restructuring its agreement with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment. It is anticipated that the Company will issue 200,000 shares of common stock for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. SVEI will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

In the opinion of the disinterested members of SVEI's board of directors, the above transactions were fair and were made upon terms that were no less favorable to SVEI than would have been obtained if negotiated with unaffiliated third parties.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report.

1.       Financial Statements Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1

Balance Sheets as of June 30, 2000 and 1999.....................................................................F-2


Statements of Operations for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999......................................F-3

Statement of Stockholders' Equity for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999......................................F-4

Statements of Cash Flows for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999......................................F-5

Notes to Financial Statements...................................................................................F-7


2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

                  The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


2.1 * Acquisition Agreement and Plan of Reverse Merger by and between Stereo Vision Entertainment, Inc. and Kestrel Equity Corporation dated December 3, 1999. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

2.2 * Agreement and Plan of Merger by and between Kestrel Equity Corporation and SVE Merger, Inc. dated January 10, 2000.

3.1 * Articles of Incorporation of Kestrel Equity Corporation filed with the State of Arizona on December 14, 1993. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.2 * Articles of Amendment of Articles of Incorporation of Kestrel Equity Corporation filed with the State of Arizona on June 18, 1997. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.3 * Articles of Amendment of Articles of Incorporation of Kestrel Equity Corporation filed with the State of Arizona on September 30, 1997. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.4 * Bylaws of the Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.5 * Articles of Incorporation of SVE Merger, Inc. filed with the State of Nevada on December 23, 1999.

3.6 *  Bylaws of SVE Merger, Inc.

4.1 * Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

4.2 *  Specimen Stock Certificate of SVE Merger, Inc.

10.1* Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.

10.2 Consulting Contract between Registrant and Daniel Symmes dated April 26, 2000.

10.3 Consulting Contract between SVEI and Rick Ducommun dated July 19, 1999.

10.4 Consulting Contract between SVEI and Rocco Urbisci dated October 4, 1999.

10.5 Acquisition Agreement between SVEI and Wilfield Entertainment dated March 10, 2000 for the acquisition of 51% of Wilfield Entertainment.

27.1   Financial Data Schedule.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.


(b)      Reports on Form 8-K filed.

         There were no Form 8-K's filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                        STEREO VISION ENTERTAINMENT, INC.

Dated: November 20, 2000             By  /S/     Robert L. Friedman
                                     -----------------------------------
                                     Robert L. Friedman,
                                     C.E.O., Vice-Chairman, President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of November 2000.

Signatures & Title


/S/     Robert L. Friedman                   /S/   Tom Noonan
---------------------------------           -----------------------------------
Robert L. Friedman                                 Tom Noonan
C.E.O., Vice-Chairman, President, Director         Chairman, Director
(Principal Executive Officer)



/S/     Herky Williams                       /S/   Michael J. Solomon
---------------------------------           -----------------------------------
Herky Williams                                     Michael J. Solomon
Secretary-Treasurer, Director                      Director
(Principal Financial and Accounting Officer)



/S/    John C. Bodziak                       /S/   Rocco Urbisci
---------------------------------           -----------------------------------

John C. Bodziak                                    Rocco Urbisci
Director                                           Director



/S/   Mike Jabara
---------------------------------
Mike Jabara
Director

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2000 and 1999



                                    CONTENTS


                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
   June 30, 2000 and 1999 .................................................................................F - 2

Statements of Operations for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 ........................................................F - 3

Statement of Stockholders' Equity for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 ........................................................F - 4

Statements of Cash Flows for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 ........................................................F - 5

Notes to Financial Statements..............................................................................F - 7


                          INDEPENDENT AUDITOR'S REPORT

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000 and the period May 5, 1999 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the year ended June 30, 2000 and the period May 5,1999 (inception) to June 30, 1999, in conformity with generally accepted accounting principles.


                                              Respectfully submitted


                                              /s/ Robison, Hill & Co.
                                              ---------------------------------
                                              Certified Public Accountants

Salt Lake City, Utah
November 10, 2000

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  June 30,
                                                         --------------------------
                                                             2000           1999
                                                         -----------    -----------
Current Assets:
   Cash ..............................................   $     9,057    $     7,493
   Trading Investments ...............................          --             --
                                                         -----------    -----------
       Total Current Assets ..........................         9,057          7,493
                                                         -----------    -----------
Fixed Assets:
   Office Equipment ..................................        13,745         13,745
   3-D Production and Exhibition Equipment ...........     3,306,900           --
   Less Accumulated Depreciation .....................      (645,757)          (229)
                                                         -----------    -----------
       Net Fixed Assets ..............................     2,674,888         13,516
                                                         -----------    -----------
Intangible and Other Assets:
   Investments 3-D Projects ..........................       350,000           --
   Films, Manuscripts, Recordings and Similar Property        25,000
   Intellectual Property .............................       100,000           --
   Licensing & Distribution Rights ...................       255,000           --
   Less Accumulated Amortization .....................      (107,333)          --
                                                         -----------    -----------
       Net Intangible and Other Assets ...............       622,667
                                                         -----------    -----------

Total Assets: ........................................   $ 3,306,612    $    21,009
                                                         ===========    ===========

Liabilities
   Accounts Payable ..................................   $   250,363    $    96,268
   Accrued Expenses ..................................        26,312          3,718
   Loans from Shareholders ...........................       821,792         55,000
   Short-term Notes Payable ..........................        38,000          6,000
                                                         -----------    -----------
      Total Current Liabilities ......................     1,136,467        160,986
                                                         -----------    -----------
Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 4,940,500 shares at June 30, 2000
      and 1,530,000 shares at June 30, 1999 ..........         4,941          1,530
  Additional Paid in Capital .........................     4,990,394          3,470
  Deficit Accumulated During the
    Development Stage ................................    (2,825,190)      (144,977)
                                                         -----------    -----------
     Total Stockholders' Equity ......................     2,170,145       (139,977)
                                                         -----------    -----------
     Total Liabilities and
       Stockholders' Equity ..........................   $ 3,306,612    $    21,009
                                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                    Cumulative
                                                   For the Period      since
                                        For the      May 5, 1999     inception
                                       Year Ended   (Inception) to      of
                                        June 30,       June 30,     development
                                         2000            1999          stage
                                      -----------    -----------    -----------
Revenues: .........................   $      --      $      --      $      --

Research & Development ............      (293,000)          --         (293,000)
General & Administrative
   Expenses .......................    (2,695,401)      (141,259)    (2,836,660)
Other Income (Expense)
   Interest .......................       (88,701)        (3,718)       (92,419)
   Loss on Sale of Assets .........       (15,883)          --          (15,883)
   Gain on Trading Investments ....       412,772           --          412,772
                                      -----------    -----------    -----------

     Net Loss .....................   $(2,680,213)   $  (144,977)   $(2,825,190)
                                      ===========    ===========    ===========

Basic & Diluted loss per share ....                  $     (0.81)   $     (0.09)
                                                     ===========    ===========













   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Deficit
                                                                                   Accumulated
                                                                      Additional      During
                                               Common Stock            Paid in      Development
                                         -------------------------
                                           Shares         Value        Capital         Stage
                                         -----------   -----------   -----------    -----------
May 5, 1999 Issuance of Stock
  for services and payment of
  accounts payable ...................     1,530,000   $     1,530   $     3,470    $      --

Net Loss .............................          --            --        (144,977)
                                         -----------   -----------   -----------    -----------

Balance at June 30, 1999 .............     1,530,000         1,530         3,470       (144,977)

December 2, 1999 Issuance of Stock in
   exchange for Assets ...............     1,470,000         1,470     4,010,430           --

December 3, 1999 Issuance of Stock
   in connection with merger with
   Kestrel Equity Corporation ........     1,200,000         1,200      (113,266)          --

December 31, 1999 Issuance of Stock
   for services ......................       350,000           350       699,650           --

February 14, 2000 Issuance of Stock
   for services ......................       100,000           100        99,900           --

April 17, 2000 Issuance of Stock for
   services ..........................       100,000           100        99,900           --

May 4, 2000 Issuance of Stock for Cash        55,000            55        54,945           --

June 2, 2000 Issuance of Stock for
   services ..........................       100,000           100        99,900           --

June 30, 2000 Issuance of Stock for
   Cash ..............................        35,500            36        35,465

Net Loss .............................          --            --            --       (2,680,213)
                                         -----------   -----------   -----------    -----------

Balance at June 30, 2000 .............     4,940,500   $     4,941   $ 4,990,394    $(2,825,190)
                                         ===========   ===========   ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                For the Period     Since
                                                     For the     May 5, 1999     Inception
                                                    Year Ended  (inception) to       of
                                                     June 30,      June 30,      Development
                                                      2000           1999           Stage
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .......................................   $(2,680,213)   $  (144,977)   $(2,825,190)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ...............       753,978            229        754,207
   Issuance of common stock for expenses .......     1,000,000          5,000      1,005,000
   Realized gain on trading investments ........      (412,773)          --         (412,773)
   Loss on sale of assets ......................        15,883           --           15,883
   Cash acquired in merger .....................           332           --              332
Change in operating assets and liabilities:
   Accounts Payable ............................       136,665         96,268        232,933
   Accrued Expenses ............................        22,594          3,718         26,312
                                                   -----------    -----------    -----------
  Net Cash Used in operating activities ........    (1,163,534)       (39,762)    (1,203,296)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment .......................          --          (13,745)       (13,745)
   Investment in films, manuscripts, recordings
      and similar property .....................        25,000           --           25,000
   Proceeds from sale of assets ................        51,117           --           51,117
   Proceeds from sale of investments ...........       565,773           --          565,773
                                                   -----------    -----------    -----------
Net cash used in investing activities ..........       641,890        (13,745)       628,145
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders ..........       750,708         55,000        805,708
Payments of principal on loans form shareholders      (350,000)          --         (350,000)
Proceeds from issuance of common stock .........        90,500           --           90,500
 Proceeds from issuance of short-term notes ....        32,000          6,000         38,000
                                                   -----------    -----------    -----------
Net Cash Provided by
   Financing Activities ........................       523,208         61,000        584,208
                                                   -----------    -----------    -----------

                        STEREO VISION ENTERTAINMENT, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                                 Cumulative
                                                                For the Period     Since
                                                     For the     May 5, 1999     Inception
                                                    Year Ended  (inception) to       of
                                                     June 30,      June 30,      Development
                                                      2000           1999           Stage
                                                   -----------    -----------    -----------
Net (Decrease) Increase in
  Cash and Cash Equivalents .....................  $     1,564    $     7,493    $     9,057
Cash and Cash Equivalents
  at Beginning of Period ........................        7,493           --             --
                                                    ----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ..............................   $    9,057    $     7,493    $     9,057
                                                    ==========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $   43,773    $      --      $    43,773
                                                    ----------    -----------    -----------
  Income taxes ..................................   $     --      $      --      $      --
                                                    ----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:


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





   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
               THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2000 is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

         The Company anticipates generating revenues from several sources, including, production of and exhibition of new and existing 3-D feature films and providing integrated solutions to help organizations broadcast audio, video, 3-D video, animation, and 3-D animation and music over the Internet as well as expanding into other areas of the entertainment industry .

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                     Per-Share
                                         Income         Shares         Amount
                                         ------         ------        ------
                                       (Numerator)   (Denominator)

                        For the Year ended June 30, 2000
Basic Loss per Share
Loss to common shareholders ........   $(2,680,213)     3,318,878   $     (0.81)
                                       ===========    ===========   ===========

                 Period May 5, 1999 (inception) to June 30, 1999
Basic Loss per Share
Loss to common shareholders ........   $  (144,977)     1,530,000   $     (0.09)
                                       ===========    ===========   ===========

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Investments

         The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Investments in securities are summarized as follows:

                                                    June 30, 2000
                                         ---------------------------------------
                                            Gross         Gross
                                          Unrealized    Unrealized      Fair
                                            Gain           Loss         Value
                                         -----------   -----------   -----------
Trading Securities ...................   $      --     $      --     $      --
                                         ===========   ===========   ===========

                                                    June 30, 1999
                                         ---------------------------------------
                                            Gross         Gross
                                          Unrealized    Unrealized      Fair
                                            Gain           Loss         Value
                                         -----------   -----------   -----------
Trading Securities ...................   $      --     $      --     $      --
                                         ===========   ===========   ===========

         Realized Gains and losses are determined on the basis of specific identification. During the years ended June 30, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:

                                                                  For the Period
                                                      For the        May 5, 1999
                                                     Year Ended   (Inception) to
                                                       June 30,        June 30,
                                                        2000             1999
                                                    -----------      -----------

Sale Proceeds .................................     $   565,773      $      --
                                                    ===========      ===========

Gross Realized Losses .........................     $       (23)     $      --
                                                    ===========      ===========

Gross Realized Gains ..........................     $   412,796      $      --
                                                    ===========      ===========

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Intangible Assets

         Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of five years. The initial valuation of licensing and distribution rights for the 3-D products were derived from what Management believes to be arms length negotiation.

         Films, manuscripts, recordings and similar property are valued at cost and will be amortized on the income forecast method.

         There have been no production costs as of June 30, 2000. It is anticipated that when production costs are incurred the income forecast method will be used to amortize the cost of production for films, manuscripts, recordings and similar property.

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

Reclassification

         Certain reclassifications have been made in the June 30, 1999 financial statements to conform with the June 30, 2000 presentation.

Joint Venture Operations Accounting

         Joint venture operations are accounted for under the equity method of accounting.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE, 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,800,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month to month basis with total rent of $6,750 per month. For the year ended June 30, 2000 and the period May 5, 1999 (inception) to June 30, 1999 the rental payments were $58,500 and $3,630 respectively. On October 1, 2000 the Company occupied a production and office facility on a month to month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six month lease beginning November 1, 2000 for a furnished office space at 130 El Camino Drive, Beverly Hill, CA for $1,736.78 per month.

NOTE 5 - LOANS FROM SHAREHOLDERS

         The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment. Approximately $238,000 of the loans are convertible into common shares at a conversion price of $.50 per share.

         Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company at 6.1% interest.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 6 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes on June 30, 2000 and 1999 in the Amounts of $38,000 and $6,000 respectively, are due on demand with interest rates between 6.1% and 10%.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

         On February 14, 2000 the Company issued 100,000 shares of common stock as payment for services rendered by Mr. Herky Williams. The services rendered were for the development of the Company's music division.

         From April to June 2000, the Company issued 200,000 restricted common shares to various consultants for services and 90,500 restricted common shares to individuals for cash all at $1.00 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 8 - COMMITMENTS

         On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 265,000 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels).

         On April 25, 2000 the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

         On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater. As of the date of this report, no shares have been issued for this contract. The $102,000 is included in accounts payable at June 30, 2000. In addition the Company agreed to pay Natural Vision Corporation $1,000 per week for Mr. Symmes' consulting services for a 2 year period. Mr. Symmes has spent approximately 1/2 time in performing the consulting services and will provided services on an as needed basis for the remainder of the contract. Natural Vision will also receive options based on gross income of the Company over four six-month intervals. The exercise price of the options are $6 per share and they expire two years after grant.

         On September 27, 2000 the Company entered into an agreement for advertising and promotional services in exchange for 100,000 common shares.

         On September 28, 2000 the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
                                   (Continued)

NOTE 8 - COMMITMENTS (continued)

         On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. to engage in the promotion and development of concerts, records, and Internet stream. The Company will contribute up to $225,000 in the form of a convertible loan at a rate of 9% interest, payable in twenty-four months. The loan plus 100,000 common shares of the Company may be converted into the equivalent of 51% of Jannus's outstanding stock.

Also on October 27, 2000 the Company entered into an agreement with National Financial Group for promotional services in exchange for 12,500 shares of common stock.

         The company is restructuring its agreement with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment. It is anticipated that the Company will issue 200,000 shares of common stock for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

         On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase $250,000 shares of common stock at $.01 per share.

         As of June 30, 2000 some of the activities of the Company have been conducted by corporate officers from shared office space with the Law Firm of Phillips, Haskett & Ingwalson in San Diego, California. The Company does not pay rent for the use of this space. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.