Form 10KSB/A
period 2000-06-30
STEREO VISION ENTERTAINMENT INC
filed 2001-02-27
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB /A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                      For Fiscal Year Ended: June 30, 2000

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ To ____________


                      Commission file number          000-28553
                                                      ---------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                95-4786792
 -------------------------------                          ---------------
 State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                           Identification No.)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                  11166 Burbank Blvd, North Hollywood, CA 91601
       ------------------------------------------------------------------
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

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property..............................................14

Item 3.  Legal Proceedings....................................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............15

Item 6.  Management's Discussion and Analysis or Plan of Operations...........17

Item 7.  Financial Statements.................................................19

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................20

Item 10. Executive Compensation...............................................23

Item 11. Security Ownership of Certain Beneficial Owners and Management.......23

Item 12. Certain Relationships and Related Transactions.......................24

Item 13. Exhibits and Reports on Form 8-K.....................................25

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


STEREO VISION ENTERTAINMENT PRODUCTIONS


     The film content production business is very capital intensive and SVEI will need to raise and secure significant equity or debt financing to implement its production objectives. If SVEI receives such financing, it anticipates producing and/or co-producing 3-D and traditional independent feature length theatrical productions. Financing for these productions, when possible, will be accomplished through partnerships or joint ventures. When feasible, SVEI anticipates each production will be structured as a stand-alone limited liability company, thus diminishing the equity dilution impact on SVEI. SVEI intends to act as the executive producer of each film project. There is no assurance that SVEI can secure financing to produce films or even if films are produced that they can be profitably distributed.


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


     As a result of the Merger with Stereo, SVEI acquired rights and access to certain proprietary technology, that allow for high-quality 3-D production at a cost equivalent to 2-D formats. Stereo had originally acquired 3-D projects, licensing and distribution rights, production and exhibition equipment, and patent pending from the Condon Family Partnership for an aggregate purchase price of $4,011,900 . Mr. Condon, a partner in the selling partnership, is a key creative advisor to SVEI.


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

                       1999:             High                Low
Quarter ended September 30, 1998          -                   -
Quarter ended December 31, 1998           -                   -
Quarter ended March 31, 1999              -                   -
Quarter ended June 30, 1999               -                   -

                       2000:
Quarter ended September 30, 1999          -                   -
Quarter ended December 31, 1999         $  5.95            $  5.00
Quarter ended March 31, 2000            $  5.95            $  5.00
Quarter ended June 30, 2000             $  2.00            $  0.10

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

     The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock of another Company and loans from related parties. The Company purchased approximately 400,00 shares of common stock of New Visual Entertainment, Inc., from a major shareholder for a $400,000 convertible note in September 1999. This note was paid by the issuance of 200,000 shares of common stock. The sale of this stock generated approximately $566,000 of net proceeds during September 1999 through June 30, 2000, which the Company used to support its operations.


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

Director's   Name       Age                Office                       Term Expires
Thomas E. Noonan        69          Chairman of the Board, Director      next annual meeting
Robert L. Friedman      70        Vice-Chairman, President, Director     next annual meeting
Herky Williams          47          Secretary-Treasurer, Director        next annual meeting
John C. Bodziak, Jr.    27                 Director                      next annual meeting
Rocco Urbisci           51                 Director                      next annual meeting
Michael J. Solomon      61                 Director                      next annual meeting
Michael D. Jabara       48                 Director                      next annual meeting

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

MICHAEL D. JABARA - BOARD OF DIRECTORS MEMBER: Mr Jabara has served as a Member of the Board of Directors since November 13, 2000. From 1995 to the present, Mr. Jabara has served as the manager of Jabara & Co., LLC, a financial advisory firm. From November 1997 through the present, Mr. Jabara has served as manager to NewHoldings.com, LLC, an Internet investment company. From April 2000 to the present, Mr. Jabara has served as chairman and CEO of Itruckers, Inc., an Internet truck transportation service company. Mr. Jabara received an MBA from U.C. Berkeley.

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

     The company has restructured its agreement with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment. The Company will issue 400,000 shares of common stock for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. SVEI will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.


In the opinion of the disinterested members of SVEI's board of directors, the above transactions were fair and were made upon terms that were no less favorable to SVEI than would have been obtained if negotiated with unaffiliated third parties.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report.

1.Financial Statements                                                      Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Balance Sheets as of June 30, 2000 and 1999..................................F-2


Statements of Operations for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999...F-3

Statement of Stockholders' Equity for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999...F-4

Statements of Cash Flows for the year ended
     June 30, 2000 and the Period May 5, 1999 (inception) to June 30, 1999...F-5

Notes to Financial Statements................................................F-7







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

10.1* Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.

10.2 Consulting Contract between Registrant and Daniel Symmes dated April 26, 2000.

10.3   Consulting Contract between SVEI and Rick Ducommun dated July 19, 1999.

10.4   Consulting Contract between SVEI and Rocco Urbisci dated October 4, 1999.


10.5 Joint Venture Agreement between SVEI and Wilfield Entertainment dated February 21, 2001 for the production of no more than 13 albums.


27.1*   Financial Data Schedule.

(*) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

(b)  Reports on Form 8-K filed.

     There were no Form 8-K's filed during the quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                       STEREO VISION ENTERTAINMENT, INC.

Dated: February 27, 2001                        By  /S/     John Honour
                                                -----------------------
                                                John Honour,
                                                C.E.O., President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February 2001.

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)



/S/    John C. Bodziak
John C. Bodziak
Director



/S/   Michael D. Jabara
Director