Form 10QSB
period 2000-09-30
STEREO VISION ENTERTAINMENT INC
filed 2001-02-27
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

               For the transition period from _______________ To ______________

                       Commission file number            000-28553
                                                         ---------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                         95-4786792
-------------------------------                  ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (310) 205-7998
                                 --------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,408,600 January 30, 2001


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of September 30, 2000 and June 30, 2000, and the related statements of operations for the three months, and cash flows for the three month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                            Respectfully submitted



                                             \s\ Robison, Hill & Co.
                                             Certified Public Accountants

Salt Lake City, Utah
January 20, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                    September 30,      June 30,
                                                           2000          2000
                                                        -----------   -----------
Current Assets:
   Cash ..............................................  $    80,024   $     9,057
                                                        -----------   -----------
       Total Current Assets ..........................       80,024         9,057
                                                        -----------   -----------
Fixed Assets:
   Office Equipment ..................................       13,745        13,745
   3-D Production and Exhibition Equipment ...........    3,306,900     3,306,900
   Less Accumulated Depreciation .....................     (922,019)     (645,757)
                                                        -----------   -----------
       Net Fixed Assets ..............................    2,398,626     2,674,888
                                                        -----------   -----------
Intangible and Other Assets:
   Investments 3-D Projects ..........................      350,000       350,000
   Films, Manuscripts, Recordings and Similar Property       51,827        25,000
   Intellectual Property .............................      100,000       100,000
   Licensing & Distribution Rights ...................      255,000       255,000
   Route 66 Production ...............................      151,299          --
   Less Accumulated Amortization .....................     (134,166)     (107,333)
                                                        -----------   -----------
       Net Intangible and Other Assets ...............      773,960       622,667
                                                        -----------   -----------

Total Assets: ........................................  $ 3,252,610   $ 3,306,612
                                                        ===========   ===========

Liabilities
   Accounts Payable ..................................  $   224,009   $   250,363
   Accrued Expenses ..................................       42,783        26,312
   Payable to SAG for Route 66 .......................       71,493          --
   Loans from Shareholders ...........................    1,213,742       821,792
   Short-term Notes Payable ..........................         --          38,000
                                                        -----------   -----------
      Total Current Liabilities ......................    1,552,027     1,136,467
                                                        -----------   -----------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 5,201,000 shares at September 30,
    2000 and 4,940,500 shares at June 30, 2000 .......        5,201         4,941
  Additional Paid in Capital .........................    5,268,983     4,990,394
 Stock Options Outstanding ...........................      235,000          --
  Deficit Accumulated During the
    Development Stage ................................   (3,808,601)   (2,825,190)
                                                        -----------   -----------
     Total Stockholders' Equity ......................    1,700,583     2,170,145
                                                        -----------   -----------
     Total Liabilities and
       Stockholders' Equity ..........................  $ 3,252,610   $ 3,306,612
                                                        ===========   ===========

                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                       Cumulative
                                                       Since May 5,
                                For the Three Months   1999
                                    Ended              Inception of
                                  September 30,        Development
                                -------------------
                                 2000        1999       Stage
                                --------   --------   ----------

Revenues .....................  $   --     $   --     $     --
                                --------   --------   ----------

Expenses
Research & Development .......      --       11,000      293,000
General & Administrative .....   871,939     29,872    3,708,599
Advertising and Promotion ....    95,000       --         95,000
                                --------   --------   ----------

Operating Loss ...............  (966,939)   (40,872)  (4,096,599)

Other income (expense):
   Interest expense ..........    16,471     11,767     (108,891)
   Loss on Sale of Assets ....      --         --        (15,883)
   Gain on Trading Investments      --         --        412,772
                                --------   --------   ----------

Loss before taxes ............  (983,410)   (52,639)  (3,808,601)
Income taxes .................      --         --           --
                                --------   --------   ----------

       Net Loss .............. $(983,410)  $(52,639) $(3,808,601)
                                ========   ========   ==========

Basic & Diluted loss per share $   (0.20)  $  (2.81)
                                ========   ========










                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                         Cumulative
                                                                         Since
                                                                         May 5, 1999
                                          For the Three Months Ended     inception of
                                                   September 30,         Development
                                                 -------------------
                                                   2000       1999       Stage
                                                 --------   --------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ......................................  $(983,410)  (52,639)  $(3,808,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ..............   303,095        687     1,057,302
   Issuance of common stock for expenses ......   259,350       --       1,264,350
   Issuance of stock options ..................   235,000       --         235,000
   Realized gain on trading investments .......      --         --        (412,773)
   Loss on sale of assets .....................      --         --          15,883
   Cash acquired in merger ....................      --         --             332

Change in operating assets and liabilities:
   Accounts Payable ...........................   (26,354)     4,418       206,579
   Accrued Expenses ...........................    16,471     11,767        42,783
   Payable to SAG for Route 66 ................    71,493       --          71,493
                                                 --------   --------   -----------
  Net Cash Used in operating activities .......  (124,355)   (35,767)   (1,327,652)
                                                 --------   --------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ......................      --         --         (13,745)
   Investment in films, manuscripts, recordings
      and similar property ....................  (178,126)      --        (153,126)
   Proceeds from sale of assets ...............      --         --          51,117
   Proceeds from sale of investments ..........      --         --         565,773
                                                 --------   --------   -----------
Net cash used in investing activities .........  (178,126)      --         450,019
                                                 --------   --------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders .........   363,398     31,416     1,169,107
Payments of principal on notes payable ........    (9,000)      --        (359,000)
Proceeds from issuance of common stock ........    19,050    109,550
Proceeds from issuance of short-term notes ....      --       38,000
                                                 --------   --------   -----------
Net Cash Provided by
   Financing Activities .......................   373,448     31,416       957,657
                                                 --------   --------   -----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          -----------------------------
                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------



                                                                    Cumulative
                                                                    Since
                                                                    May 5, 1999
                                        For the Three Months Ended  Inception of
                                                  September 30,     Development
                                                 2000        1999        Stage
                                                -------     -------      -------
Net (Decrease) Increase in
  Cash and Cash Equivalents ...............      70,967      (4,351)      80,024
Cash and Cash Equivalents
  at Beginning of Period ..................       9,057       7,493         --
                                                -------     -------      -------
Cash and Cash Equivalents
  at End of Period ........................     $80,024     $ 3,142      $80,024
                                                =======     =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................     $  --       $  --        $  --
                                                -------     -------      -------
  Income taxes ............................     $  --       $  --        $  --
                                                -------     -------      -------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

On December 2, 1999, the Company issued 1,470,000 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending.

On  December  3, 1999,  in a reverse  merger  the  Company  acquired  $332 cash,
$153,001trading  investments,   $100,686  reduction  in  accounts  payable,  and
$366,084 notes payable in exchange for 1,200,000 shares of common stock.









                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September 30, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2000 is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

     The Company anticipates generating revenues from several sources, including, 3-D film production, distribution, exhibition and technology development, and music production, publishing and distribution and providing integrated solutions to help organizations broadcast audio, video, 3-D video, animation, and 3-D animation and music over the Internet as well as expanding into other areas of the entertainment industry.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

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

     The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Stock Compensation for Non-Employees

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

     Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of five years. The amortization period is management's estimate of useful economic life of the asset. The initial valuation of licensing and distribution rights for the 3-D products were derived from what Management believes to be arms length negotiation.

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                           Per-Share
                              Income       Shares           Amount
                              ------       ------           ------
                             (Numerator)  (Denominator)

                             For the Three Months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders  $    (983,410)    5,005,380   $      (0.20)
                             =============  ============   ============

                             For the Three Months ended September 30, 1999
Basic Loss per Share
Loss to common shareholders  $     (52,639)       18,750    $     (2.81)
                             =============  ============    ===========

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)
--------------

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered. The Company has $600,000 debt convertible into 1,200,000 shares at $.50 per share and commitments to issue approximately 894,500 shares (see note 7).

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

           Investments in securities are summarized as follows:


                                 September 30, 2000
                     ---------------------------------------------
                          Gross        Gross
                       Unrealized    Unrealized         Fair
                          Gain          Loss            Value
                     -------------   -------------   -------------

Trading Securities   $          -    $          -    $          -
                     =============   =============   =============


                        September 30, 1999
                     ---------------------------------------------
                         Gross         Gross
                        Unrealized   Unrealized         Fair
                          Gain          Loss            Value
                     -------------   --------------   -------------

Trading Securities              -                -               -
                     =============   ==============   =============

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (Continued)

     Realized Gains and losses are determined on the basis of specific identification. During the three months ended September 30, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                         For the Three    For the Three
                                         Months Ended     Months Ended
                                         September 30,    September 30,
                                             2000           1999
                                            -------       -------

Sale Proceeds .......................       $  --         $  --
                                            =======       =======

Gross Realized Losses ...............       $  --         $  --
                                            =======       =======

Gross Realized Gains ................       $  --         $  --
                                            =======       =======

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $95,000 for the quarter ended September 30, 2000.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,600,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month-to-month basis with total rent of $6,750 per month. For the quarter ending September 30, 2000 and 1999 the rental payments were $15,050 and $0 respectively. On October 1, 2000 the Company occupied a production and office facility on a month-to- month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six-month lease beginning November 1, 2000 for a furnished office space at 130 El Camino Drive, Beverly Hill, CA for $1,736.78 per month.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

     The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment.
Approximately $600,000 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time

     The company is restructuring its agreement with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment. It is anticipated that the Company will issue 200,000 shares of common stock for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

     Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company at 6.1% interest.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS

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

     On December 2, 1999 the Company issued 1,470,000 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. In addition to the asset acquisition, on December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the Company acquired $332 cash, $153,001trading investments, $100,686 reduction in accounts payable, and $366,084 notes payable in exchange for 1,200,000 shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 2,670,000 shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

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

     On February 14, 2000 the Company issued 100,000 shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2 per share. The services rendered were for the development of the Company's music division.

     From July to September 2000, the Company issued 241,000 restricted common shares to various consultants for services and 19,500 restricted common shares to individuals for cash all at $1.00 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

     On September 27, 2000 the Company entered into an agreement for advertising and promotional services in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements.

NOTE 7 - COMMITMENTS AND SUBSEQUENT EVENTS

     On April 25, 2000 the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set-aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

     On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater. On November 22, 2000, 102,000 shares, valued at $1 per share, were issued to Mr. Symmes. The $102,000 is included in accounts payable at September 30, 2000. In addition the Company agreed to pay Natural Vision Corporation $1,000 per week for Mr. Symmes' consulting services for a 2 year period. Mr. Symmes has spent approximately 1/2 time in performing the consulting services and will provided services on an as needed basis for the remainder of the contract. Natural Vision will also receive options based on gross income of the Company over four six-month intervals. The exercise price of the options is $6 per share and they expire two years after grant.

     On September 28, 2000 the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non-exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share. The option is exercisable after September 28, 2002. On

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense.

     On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. to engage in the promotion and development of concerts, records, and Internet stream. The Company will contribute up to $225,000 in the form of a convertible loan at a rate of 9% interest, payable in twenty-four months. The loan plus 100,000 common shares of the Company may be converted into the equivalent of 51% of Jannus's outstanding stock. The 100,000 shares have not yet been issued. The Company has a twelve-month option starting October 27, 2000 to convert the loans to Jannus stock.

     Also on October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for promotional services previously rendered.

     On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005.

     As of September 30, 2000 some of the activities of the Company have been conducted by corporate officers from shared office space with the Law Firm of Phillips, Haskett & Ingwalson in San Diego, California. The Company does not pay rent for the use of this space. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     The Company's common stock is traded on the National Quotation Bureau (NQB) Pink Sheets under the symbol "SVED."

Results of Operations

     There were no revenues from sales for the period from inception to September 30, 2000. The Company has sustained a net loss of approximately $3 million for the period ended September 30, 2000, which was due to primarily to general and administrative expenses.

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

     The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest in a music producer. During the forthcoming year, the Company, through this joint venture, expects to produce 13 country western and pop albums. The Company expects that this effort will require capital of approximately $750,000 to $1,000,000.

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

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through September 30, 2000, seven persons, including the aforementioned major shareholder and one director, loaned the Company $1,160,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Employees

     As of January 30, 2001 the Company had four employees.


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

(b) The Company has not filed a report on Form 8-K for the period ended September 30,
                     2000.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: February 27, 2001                     By  /S/     John Honour
                                             -----------------------
                                             John Honour,
                                             C.E.O. and President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February 2001.

Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)