Form 10KSB/A
period 2000-06-30
STEREO VISION ENTERTAINMENT INC
filed 2001-03-06
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                Amendment No. 2

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

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)



/S/    John C. Bodziak
John C. Bodziak
Director



/S/   Michael D. Jabara
Director

                                       28
                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2000 and 1999

                                    CONTENTS


                                                                          Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
   June 30, 2000 and 1999 ................................................F - 2

Statements of Operations for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 .......................F - 3

Statement of Stockholders' Equity for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 .......................F - 4

Statements of Cash Flows for the
   Year Ended June 30, 2000 and the
   Period May 5, 1999 (inception) to June 30, 1999 .......................F - 5

Notes to Financial Statements.............................................F - 7

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


                                                    Respectfully submitted


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 10, 2000

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                                               Cumulative
                                             For the Period      since
                                   For the     May 5, 1999      inception
                                  Year Ended  (Inception) to       of
                                    June 30,      June 30,     development
                                     2000           1999          stage
                                 -----------    -----------    -----------
Revenues: ....................   $      --      $      --      $      --

Research & Development .......      (293,000)          --         (293,000)
General & Administrative
   Expenses ..................    (2,695,401)      (141,259)    (2,836,660)
Other Income (Expense)
   Interest ..................       (88,701)        (3,718)       (92,419)
   Loss on Sale of Assets ....       (15,883)          --          (15,883)
   Gain on Trading Investments       412,772           --          412,772
                                 -----------    -----------    -----------

     Net Loss ................   $(2,680,213)   $  (144,977)   $(2,825,190)
                                 ===========    ===========    ===========

Basic & Diluted loss per share   $     (0.81)   $     (0.09)
                                 ===========    ===========

















   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                     Deficit
                                                                                   Accumulated
                                                                      Additional     During
                                                 Common Stock           Paid in    Development
                                         -------------------------
                                            Shares        Value         Capital        Stage
                                         -----------   -----------    -----------    ----------
May 5, 1999 Issuance of Stock
  for services and payment of
  accounts payable ...................     1,530,000   $     1,530   $     3,470    $    --

Net Loss .............................          --            --        (144,977)
                                         -----------   -----------    -----------    ----------

Balance at June 30, 1999 .............     1,530,000         1,530         3,470       (144,977)

December 2, 1999 Issuance of Stock in
   exchange for Assets ...............     1,470,000         1,470     4,010,430           --

December 3, 1999 Issuance of Stock
   in connection with merger with
   Kestrel Equity Corporation ........     1,200,000         1,200      (113,266)          --

December 31, 1999 Issuance of Stock
   for services ......................       350,000           350       699,650           --

February 14, 2000 Issuance of Stock
   for services ......................       100,000           100        99,900           --

April 17, 2000 Issuance of Stock for
   services ..........................       100,000           100        99,900           --

May 4, 2000 Issuance of Stock for Cash        55,000            55        54,945           --

June 2, 2000 Issuance of Stock for
   services ..........................       100,000           100        99,900           --

June 30, 2000 Issuance of Stock for
   Cash ..............................        35,500            36        35,465

Net Loss .............................          --            --            --       (2,680,213)
                                         -----------   -----------    -----------    ----------

Balance at June 30, 2000 .............     4,940,500   $     4,941   $ 4,990,394    $(2,825,190)
                                         ===========   ===========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                    For the        Since
                                                                     Period
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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          -----------------------------
                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------


                                                                       Cumulative
                                                        For the Period    Since
                                              For the     May 5, 1999   Inception
                                             Year Ended  (inception) to    of
                                               June 30,     June 30,   Development
                                                 2000         1999        Stage
                                               -------      -------      -------
Net (Decrease) Increase in
  Cash and Cash Equivalents .............      $ 1,564      $ 7,493      $ 9,057
Cash and Cash Equivalents
  at Beginning of Period ................        7,493         --           --
                                               -------      -------      -------
Cash and Cash Equivalents
  at End of Period ......................      $ 9,057      $ 7,493      $ 9,057
                                               =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest ..............................      $43,773      $  --        $43,773
                                               -------      -------      -------
  Income taxes ..........................      $  --        $  --        $  --
                                               -------      -------      -------

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
               THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
              ----------------------------------------------------

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

            The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                         Income       Shares          Amount
                                         ------       ------          ------
                                      (Numerator)  (Denominator)

                                        For the Year ended June 30, 2000
Basic Loss per Share
Loss to common shareholders          $ (2,680,213)     3,318,878   $      (0.81)
                                     ============   ============   ============

                                Period May 5, 1999 (inception) to June 30, 1999
Basic Loss per Share
Loss to common shareholders          $   (144,977)     1,530,000   $      (0.09)
                                     ============   ============   ============


            The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2000 and 1999 and are thus not considered. The Company has $238,000 debt convertible into 476,000 shares at $.50 per share and commitments to issue approximately 1,194,500 shares (see note 8).



Reclassification

            Certain reclassifications have been made in the June 30, 1999 financial statements to conform with the June 30, 2000 presentation.

Joint Venture Operations Accounting

            Joint venture operations are accounted for under the equity method of accounting.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

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

            Investments in securities are summarized as follows:

                                                    June 30, 2000
                                        ---------------------------------------
                                           Gross         Gross
                                        Unrealized    Unrealized       Fair
                                            Gain          Loss         Value
                                        -----------   -----------   -----------
Trading Securities                      $      --     $      --     $      --
                                        ===========   ===========   ===========


                                                    June 30, 1999
                                        ---------------------------------------
                                           Gross         Gross
                                        Unrealized    Unrealized       Fair
                                            Gain          Loss         Value
                                        -----------   -----------   -----------
Trading Securities                      $      --     $      --     $      --
                                        ===========   ===========   ===========

            Realized Gains and losses are determined on the basis of specific identification. During the years ended June 30, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:

                                                                  For the Period
                                                      For the       May 5, 1999
                                                     Year Ended   (Inception) to
                                                       June 30,       June 30,
                                                         2000           1999
                                                     -----------    -----------

Sale Proceeds                                        $   565,773    $     --
                                                     ===========    ===========

Gross Realized Losses                                $       (23)   $     --
                                                     ===========    ===========

Gross Realized Gains                                 $   412,796    $     --
                                                     ===========    ===========

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE, 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)


NOTE 3 - DEVELOPMENT STAGE COMPANY / GOING CONCERN

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


     Management at present anticipates the need to raise approximately $500,000 in additional

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)


NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
--------------------------------------------------------
TRANSACTIONS (continued)
------------


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


            On February 14, 2000 the Company issued 100,000 shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2 per share. The services rendered were for

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (continued)
----------------------------------

the development of the Company's music division.

From April to June 2000, the Company issued 200,000 restricted common shares to various consultants for services and 90,500 restricted common shares to individuals for cash all at $1.00 per share.


NOTE 8 - COMMITMENTS AND SUBSEQUENT EVENTS


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


     On September 27, 2000 the Company entered into an agreement for advertising and promotional services in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000 which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             FOR THE PERIOD MAY 5, 1999 (INCEPTION) TO JUNE 30, 1999
            --------------------------------------------------------
                                   (Continued)


NOTE 8 - COMMITMENTS AND SUBSEQUENT EVENTS (continued)
------------------------------------------

            On September 28, 2000 the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share. The option is exercisable after September 28, 2002. On the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense.

            On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. to engage in the promotion and development of concerts, records, and Internet stream. The Company will contribute up to $225,000 in the form of a convertible loan at a rate of 9% interest, payable in twenty-four months. The loan plus 100,000 common shares of the Company may be converted into the equivalent of 51% of Jannus's outstanding stock. The 100,000 shares have not yet been issued. The Company has a twelve month option starting October 27, 2000 to convert the loans to Jannus stock.

Also on October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for promotional services previously rendered. .



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