Form 10QSB
period 2000-12-31
STEREO VISION ENTERTAINMENT INC
filed 2001-03-09
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2000

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


     We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of December 31, 2000 and June 30, 2000, and the related statements of operations for the three and six months, and cash flows for the six month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                           Respectfully submitted



                                           \s\ Robison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
March 6, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      December 31,   June 30,
                                                         2000          2000
                                                      -----------   -----------
Current Assets:
   Cash ..............................................$       164   $     9,057
                                                      -----------   -----------
       Total Current Assets ..........................        164         9,057
                                                      -----------   -----------
Fixed Assets:
   Office Equipment ..................................     13,745        13,745
   3-D Production and Exhibition Equipment ...........  3,306,900     3,306,900
   Less Accumulated Depreciation ..................... (1,198,282)     (645,757)
                                                      -----------   -----------
       Net Fixed Assets ..............................  2,122,363     2,674,888
                                                      -----------   -----------
Intangible and Other Assets:
   Investments 3-D Projects ..........................    350,000       350,000
   Films, Manuscripts, Recordings and Similar Property     51,827        25,000
   Intellectual Property .............................    100,000       100,000
   Licensing & Distribution Rights ...................    255,000       255,000
   Route 66 Production ...............................    201,465          --
   Less Accumulated Amortization .....................   (160,999)     (107,333)
                                                      -----------   -----------
       Net Intangible and Other Assets ...............    797,293       622,667
                                                      -----------   -----------

Total Assets: ........................................$ 2,919,820   $ 3,306,612
                                                      ===========   ===========

Liabilities
   Accounts Payable ..................................$   228,874   $   250,363
   Accrued Expenses ..................................     53,310        26,312
   Payable to SAG for Route 66 .......................     71,493          --
   Loans from Shareholders ...........................  1,058,242       821,792
   Short-term Notes Payable ..........................     16,000        38,000
                                                      -----------   -----------
      Total Current Liabilities ......................  1,427,919     1,136,467
                                                      -----------   -----------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 5,201,000 shares at September 30,
    2000 and 4,940,500 shares at June 30, 2000 .......      6,275         4,941
  Additional Paid in Capital .........................  5,930,747     4,990,394
 Stock Options Outstanding ...........................    487,500          --
  Deficit Accumulated During the
    Development Stage ................................ (4,932,621)   (2,825,190)
                                                      -----------   -----------
     Total Stockholders' Equity ......................  1,491,901     2,170,145
                                                      -----------   -----------
     Total Liabilities and
       Stockholders' Equity ..........................$ 2,919,820   $ 3,306,612
                                                      ===========   ===========



                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                              Cumulative
                                                                              Since May 5,
                            For the Three Months        For the Six Months      1999
                                 Ended                        Ended           Inception of
                                December 31,               December 31,       Development
                          ------------------------   -----------------------
                            2000          1999          2000         1999        Stage
                          -----------   ----------   ----------   ----------   ----------

Revenues ................ $      --     $     --     $     --     $     --     $   --
                          -----------   ----------   ----------   ----------   ----------

Expenses
Research & Development ..        --           --           --         11,000      293,000
General & Administrative      863,156      301,569    1,735,095      331,441    4,571,755
Consulting ..............     228,200         --        228,200      700,000      228,200
Advertising & Promotion .      15,000         --        110,000         --        110,000
                          -----------   ----------   ----------   ----------   ----------

Operating Loss ..........  (1,106,356)    (301,569)  (2,073,295)  (1,042,441)  (5,202,955)

Other income (expense):
  Interest ..............     (17,664)       3,955      (34,136)      (7,812)    (126,555)
   Loss on Sale of Assets        --           --           --           --        (15,883)
   Gain (Loss) on Trading
          Investments ...        --           --           --            (23)     412,772
                          -----------   ----------   ----------   ----------   ----------

Loss before taxes .......  (1,124,020)    (297,614)  (2,107,431)  (1,050,276)  (4,932,621)
Income taxes ............        --           --           --           --           --
                          -----------   ----------   ----------   ----------   ----------

       Net Loss ......... $(1,124,020)  $ (297,614) $(2,107,431) $(1,050,276) $(4,932,621)
                          ===========   ==========   ==========   ==========   ==========

Basic & Diluted loss
          Per Share       $     (0.20)  $    (0.13)  $    (0.40) $     (0.45)
                          ===========   ==========   ==========   ==========









                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                          Cumulative
                                                                          Since
                                                                          May 5, 1999
                                              For the Six Months Ended    inception of
                                                      December 31,        Development
                                                 ----------------------
                                                   2000         1999         Stage
                                                 ---------   ----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ......................................$(2,107,431) $(1,050,276)  $(4,932,621)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ..............    606,191       78,156     1,360,398
   Issuance of common stock for expenses ......    897,637      700,000     1,902,637
   Issuance of stock options ..................    487,500         --         487,500
   (Gain) loss on trading investments .........       --             23      (412,773)
   Loss on sale of assets .....................       --           --          15,883
   Cash acquired in merger ....................       --            332           332

Change in operating assets and liabilities:
   Accounts Payable ...........................    (21,489)      96,936       211,444
   Accrued Expenses ...........................     26,998        7,812        53,310
   Payable to SAG for Route 66 ................     71,493         --          71,493
                                                 ---------   ----------   -----------
  Net Cash Used in operating activities .......    (39,101)    (167,017)   (1,242,397)
                                                 ---------   ----------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ......................       --           --         (13,745)
   Investment in films, manuscripts, recordings
      and similar property ....................   (228,292)        --        (203,292)
   Proceeds from sale of assets ...............       --           --          51,117
   Proceeds from sale of investments ..........       --         16,977       565,773
                                                 ---------   ----------   -----------
Net cash used in investing activities .........   (228,292)      16,977       399,853
                                                 ---------   ----------   -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders .........    525,450      163,955     1,331,158
Payments of principal on notes payable ........     (9,000)     (20,000)     (359,000)
Notes Payable converted to stock ..............   (280,000)        --        (280,000)
Proceeds from issuance of common stock ........     44,050         --         134,550
Proceeds from issuance of short-term notes ....    (22,000)        --          16,000
                                                 ---------   ----------   -----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          -----------------------------
                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------


                                                                        Cumulative
                                                                        Since
                                                                        May 5, 1999
                                          For the Three Months Ended    Inception of
                                                September 30,           Development
                                              2000          1999        Stage
                                            ---------     ---------     --------
Net Cash Provided by
   Financing Activities ................      258,500       143,955      842,708
                                            ---------     ---------     --------

Net (Decrease) Increase in
  Cash and Cash Equivalents ............       (8,893)       (6,085)         164
Cash and Cash Equivalents
  at Beginning of Period ...............        9,057         7,493         --
                                            ---------     ---------     --------
Cash and Cash Equivalents
  at End of Period .....................    $     164     $   1,408     $    164
                                            =========     =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest .............................    $    --       $    --       $   --
                                            ---------     ---------     --------
  Income taxes .........................    $    --       $    --       $   --
                                            ---------     ---------     --------

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of December 31, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2000 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $15,000 and $110,000 for the three and six months ended December 31, 2000.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)
--------------


                                                               Per-Share
                               Income           Shares         Amount
                               ------           ------         ------
                              (Numerator)      (Denominator)

                             For the Three Months ended December 31, 2000
                             --------------------------------------------
Basic Loss per Share
Loss to common shareholders  $    (1,124,020)   5,674,484   $       (0.20)
                             ===============  ===========   =============

                             For the Six Months ended December 31, 2000
                             ------------------------------------------
Basic Loss per Share
Loss to common shareholders  $    (2,107,431)    5,332,736   $      (0.40)
                             ===============  ============   ============

                             For the Three Months ended December 31, 1999
                             --------------------------------------------
Basic Loss per Share
Loss to common shareholders  $      (297,614)    2,358,586   $      (0.13)
                             ===============  ============   ============

                             For the Six Months ended December 31, 1999
                             ------------------------------------------
Basic Loss per Share
Loss to common shareholders  $    (1,050,276)    2,358,586   $      (0.45)
                             ===============  ============   ============

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share and commitments to issue approximately 800,000 shares (see note 7).

Investments

     The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (Continued)

     Investments in securities are summarized as follows:


                                      December 31, 2000
                     -----------------------------------------------
                      Gross             Gross
                     Unrealized       Unrealized         Fair
                       Gain             Loss             Value
                     --------------  --------------   --------------

Trading Securities   $         --    $         --     $         --
------------------
                     ==============  ==============   ==============


                                      December 31, 1999
                     -----------------------------------------------
                       Gross           Gross
                       Unrealized    Unrealized           Fair
                         Gain          Loss               Value
                     --------------  --------------   --------------

Trading Securities   $         --    $         --     $         --
------------------
                     ==============  ==============   ==============

     Realized Gains and losses are determined on the basis of specific identification. During the six months ended December 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                          For the Six    For the Six
                                          Months Ended   Months Ended
                                          December 31,   December 31,
                                               2000       1999
                                              -------     ----

Sale Proceeds .........................       $  --       $ --
                                              =======     ======

Gross Realized Losses .................       $  --       $ --
                                              =======     ======

Gross Realized Gains ..................       $  --       $ --
                                              =======     ======

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,900,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month-to-month basis with total rent of $6,750 per month. For the three months ended December 31, 2000 and 1999 the rental payments were $19,579 and $13,500 respectively. On October 1, 2000 the Company occupied a production and office facility on a month-to- month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six-month lease beginning November 1, 2000 for a furnished office space at 130 El Camino Drive, Beverly Hill, CA for $1,736.78 per month.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS


     The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment.
Approximately $436,000 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
--------------------------------------------------------
TRANSACTIONS (Continued)
------------

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

     On December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation and at the same time entered into an asset acquisition

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)
----------------------------------------------

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

     On November 15, 2000, Mr. John Honour converted $280,000 of his notes payable into 560,000 shares of restricted stock valued at $.50 per share.

     From October to December 2000, the Company issued 350,000 restricted common shares to various consultants for services at the market value on the date os issuance and 50,000 restricted common shares to individuals for cash at $.50 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 7 - COMMITMENTS

     On April 25, 2000 the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set-aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

     On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater. On November 22, 2000, 102,000 shares, valued at $1 per share, were issued to Mr. Symmes. In addition, the Company agreed to pay Natural Vision Corporation $1,000 per week for Mr. Symmes' consulting services for a 2 year period. Mr. Symmes has spent approximately 1/2 time in performing the consulting services and will provided services on an as needed basis for the remainder of the contract. Natural Vision will also receive options based on gross income of the Company over four six-month intervals. The exercise price of the options is $6 per share and they expire two years after grant.

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


     On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005. On the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense.

     As of December 31, 2000 some of the activities of the Company have been conducted by corporate officers from shared office space with the Law Firm of Phillips, Haskett & Ingwalson in San Diego, California. The Company does not pay rent for the use of this space. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

     There were no revenues from sales for the period from inception to December 31, 2000. The Company has sustained a net loss of approximately $5 million for the period ended December 31, 2000, which was due to primarily to general and administrative expenses.

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

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through December 31, 2000, seven persons, including the aforementioned major shareholder and one director, loaned the Company $1,300,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

(b) The Company has not filed a report on Form 8-K for the period ended December 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: March 9, 2001                           By  /S/     John Honour
                                               -----------------------
                                               John Honour,
                                               C.E.O. and President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of March 2001.

Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)