Form 10QSB/A
period 2000-09-30
STEREO VISION ENTERTAINMENT INC
filed 2001-04-06
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,408,600 January 30, 2001
                                                --------------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X
                                                                  ----   ---

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                    Cumulative
                                                                    Since May 5,
                                        For the Three Months           1999
                                               Ended               Inception of
                                            September 30,           Development
                                      --------------------------
                                          2000           1999          Stage
                                      -----------    -----------    -----------

Revenues ..........................   $      --      $      --      $      --
                                      -----------    -----------    -----------

Expenses
Research & Development ............          --           11,000        293,000
General & Administrative ..........       871,939         29,872      3,708,599
Advertising and Promotion .........        95,000           --           95,000
                                      -----------    -----------    -----------

Operating Loss ....................      (966,939)       (40,872)    (4,096,599)

Other income (expense):
   Interest expense ...............        16,471         11,767       (108,891)
   Loss on Sale of Assets .........          --             --          (15,883)
   Gain on Trading Investments ....          --             --          412,772
                                      -----------    -----------    -----------

Loss before taxes .................      (983,410)       (52,639)    (3,808,601)
Income taxes ......................          --             --             --
                                      -----------    -----------    -----------

       Net Loss ...................   $  (983,410)   $   (52,639)   $(3,808,601)
                                      ===========    ===========    ===========

Basic & Diluted loss per share ....   $     (0.20)   $     (2.81)
                                      ===========    ===========











                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                                   Since
                                                                                May 5, 1999
                                                  For the Three Months Ended    inception of
                                                        September 30,           Development
                                                  --------------------------
                                                     2000           1999           Stage
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ......................................   $  (983,410)   $   (52,639)   $(3,808,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ..............       303,095            687      1,057,302
   Issuance of common stock for expenses ......       259,350           --        1,264,350
   Issuance of stock options ..................       235,000           --          235,000
   Realized gain on trading investments .......          --             --         (412,773)
   Loss on sale of assets .....................          --             --           15,883
   Cash acquired in merger ....................          --             --              332

Change in operating assets and liabilities:
   Accounts Payable ...........................       (26,354)         4,418        206,579
   Accrued Expenses ...........................        16,471         11,767         42,783
   Payable to SAG for Route 66 ................        71,493           --           71,493
                                                  -----------    -----------    -----------
  Net Cash Used in operating activities .......      (124,355)       (35,767)    (1,327,652)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ......................          --             --          (13,745)
   Investment in films, manuscripts, recordings
      and similar property ....................      (178,126)          --         (153,126)
   Proceeds from sale of assets ...............          --             --           51,117
   Proceeds from sale of investments ..........          --             --          565,773
                                                  -----------    -----------    -----------
Net cash used in investing activities .........      (178,126)          --          450,019
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders .........       363,398         31,416      1,169,107
Payments of principal on notes payable ........        (9,000)          --         (359,000)
Proceeds from issuance of common stock ........        19,050        109,550
Proceeds from issuance of short-term notes ....          --           38,000
                                                  -----------    -----------    -----------
Net Cash Provided by
   Financing Activities .......................       373,448         31,416        957,657
                                                  -----------    -----------    -----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          -----------------------------
                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------



                                                                      Cumulative
                                                                          Since
                                                                     May 5, 1999
                                        For the Three Months Ended  Inception of
                                                   September 30,     Development
                                                2000         1999         Stage
                                              -------      -------       -------
Net (Decrease) Increase in
  Cash and Cash Equivalents ............       70,967       (4,351)       80,024
Cash and Cash Equivalents
  at Beginning of Period ...............        9,057        7,493          --
                                              -------      -------       -------
Cash and Cash Equivalents
  at End of Period .....................      $80,024      $ 3,142       $80,024
                                              =======      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest .............................      $  --        $  --         $  --
                                              -------      -------       -------
  Income taxes .........................      $  --        $  --         $  --
                                              -------      -------       -------

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

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                              Income      Shares       Amount
                                              ------      ------       ------
                                           (Numerator) (Denominator)

                                   For the Three Months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                 $ (983,410)  5,005,380   $    (0.20)
                                            ==========  ==========   ==========

                                   For the Three Months ended September 30, 1999
Basic Loss per Share
Loss to common shareholders                 $  (52,639)     18,750   $    (2.81)
                                            ==========  ==========   ==========

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

           Investments in securities are summarized as follows:

                                                    September 30, 2000
                                            -----------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized      Fair
                                               Gain       Loss          Value
                                            ----------  ---------    ----------

Trading Securities                          $     --    $     --     $     --
                                            ==========  ==========   ==========


                                                    September 30, 1999
                                            -----------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized      Fair
                                               Gain       Loss          Value
                                            ----------  ---------    ----------

Trading Securities                          $     --    $     --     $     --
                                            ==========  ==========   ==========

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (Continued)

           Realized Gains and losses are determined on the basis of specific identification. During the three months ended September 30, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                                            For the Three
                                                             Months Ended
                                                             September 30,
                                                           2000         1999
                                                        ----------   ----------

Sale Proceeds                                           $     --     $     --
                                                        ==========   ==========

Gross Realized Losses                                   $     --     $     --
                                                        ==========   ==========

Gross Realized Gains                                    $     --     $     --
                                                        ==========   ==========

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

NOTE 4 - RENT EXPENSE

           The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month-to-month basis with total rent of $6,750 per month. For the quarter ending September 30, 2000 and 1999 the rental payments were $15,050 and $0 respectively. On October 1, 2000 the Company occupied a production and office facility on a month-to-month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six-month lease beginning November 1, 2000 for a furnished office space at 130 El Camino Drive, Beverly Hill, CA for $1,736.78 per month.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General


           Currently, the ordinary week-to-week working of the company involves administrative activities, regulatory compliance, capital formation, and content development and planning. In the future the Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.


           The Company anticipates generating revenues from several sources, including, production of new and existing feature films, as well as expanding into other areas of the entertainment industry.

           The Company's common stock is traded on the National Quotation Bureau
(NQB) Pink Sheets under the symbol "SVED."

Results of Operations


     There were no revenues from sales for the period from inception to September 30, 2000. The Company has sustained a net loss of approximately $3 million for the period ended September 30, 2000, which was due primarily to general and administrative expenses. The company currently has three employees and they are as follows. John Honour, President and CEO. Mr. Honour handles the day to day administrative, strategic, capital formation, and most other day-to-day operational activities of the company. Elizabeth Storarski is the administrative manager and handles the day- today administrative tasks and general office tasks of the company. The third employee is Mr. Daniel Symmes. Mr. Symmes is the director of technology and handles all 3-D technological issues as well as R&D for the company's next generation of 3-D production and exhibition optics. Mr. Honour spends in excess of 60 hours per week working for Stereo Vision. Mr. Herky Williams, Secretary/Treasurer spends approximately 15-20 hours per week working for the joint venture partner on projects for Stereo Vision. Mr. Condon was originally considered a key advisor of the company. Mr. Condon and the company did not finalize a written contract and during the early part of 2000, the parties mutually decided to not enter into an agreement. In April 2000, the company entered into a contract with Mr. Condon's long time associate, Mr. Daniel Symmes, who is considered to be equally as capable as Mr. Condon regarding stereoscopic 3-D technology and film production. Mr. Friedman resigned from the company in early January 2001 due to the company's inability to perform under the terms of his contract. Mr. Solomon resigned in February 2001 to pursue a position of chairman and CEO of TMTV, a NASDAQ company.


Liquidity and Capital Resources


           Since inception, the company has been developing a detailed plan to exploit its 3-D equipment. The plan consists of financing, developing, producing, distributing and/or co- distributing, and exhibiting 3-D theatrical films. Upon the successful procurement of the necessary financing to implement this plan, the company anticipates having its first finished 3-D film ready for theatrical release within 12 months of receipt of such financing. The company anticipates securing financing for its first release within calendar year 2001. Typically, feature films on average, take 18 months from their development stage to having a completed film in the can ready for distribution and exhibition. The company acquired the 3-D assets for the company's own 3-D production and has not made efforts to rent the equipment to other entities. . On a preliminary basis, the Company estimates that it will require from $3,000,000 to $5,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing 3-D movies and equipment, and efforts to arrange development of additional 3-D movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new 3-D movies.

           The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest in a music producer. During the forthcoming year, the Company, through this joint venture, expects to produce 13 country western and pop albums. The Company expects that this effort will require capital of approximately $750,000 to $1,000,000. Historically the joint venture partner has been an active producer for over 30 years. Producing over 40 albums including gold and platinum albums produced for Tanya Tucker, Lee Greenwood, Anne Murry, and many others. In the last three years the joint venture partner has concentrated on publishing, acquiring or creating content to be recorded. In the last three years 2 albums have been made, including Lee Greenwood's "Same River Different Bridge," Mark Neslar's "I'm Just that Way."


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


                                               STEREO VISION ENTERTAINMENT, INC.
                                                             (Registrant)


Dated:                                                  By  /S/     John Honour
                                                        -----------------------
           April 6, 2001                                  John Honour,

                                                          C.E.O. and President,


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of April 2001.


Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)