Form 10QSB/A
period 2000-12-31
STEREO VISION ENTERTAINMENT INC
filed 2001-05-17
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB\A

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended: December 31, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     95-4786792
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

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

                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 6, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,     June 30,
                                                                            2000           2000
                                                                        -----------    -----------
Current Assets:
   Cash .............................................................   $       164    $     9,057
                                                                        -----------    -----------
       Total Current Assets .........................................           164          9,057
                                                                        -----------    -----------
Fixed Assets:
   Office Equipment .................................................        13,745         13,745
   3-D Production and Exhibition Equipment ..........................     3,306,900      3,306,900
   Less Accumulated Depreciation ....................................    (1,198,282)      (645,757)
                                                                        -----------    -----------
       Net Fixed Assets .............................................     2,122,363      2,674,888
                                                                        -----------    -----------
Intangible and Other Assets:
   Investments 3-D Projects .........................................       350,000        350,000
   Films, Manuscripts, Recordings and Similar Property ..............        51,827         25,000
   Intellectual Property ............................................       100,000        100,000
   Licensing & Distribution Rights ..................................       255,000        255,000
   Route 66 Production ..............................................       201,465           --
   Less Accumulated Amortization ....................................      (160,999)      (107,333)
                                                                        -----------    -----------
       Net Intangible and Other Assets ..............................       797,293        622,667
                                                                        -----------    -----------

Total Assets: .......................................................   $ 2,919,820    $ 3,306,612
                                                                        ===========    ===========

Liabilities
   Accounts Payable .................................................   $   228,874    $   250,363
   Accrued Expenses .................................................        53,310         26,312
   Payable to SAG for Route 66 ......................................        71,493           --
   Loans from Shareholders ..........................................     1,058,242        821,792
   Short-term Notes Payable .........................................        16,000         38,000
                                                                        -----------    -----------
      Total Current Liabilities .....................................     1,427,919      1,136,467
                                                                        -----------    -----------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares, Issued 6,240,000
    shares at December 31, 2000 and 4,940,500 shares
    at June 30, 2000 ................................................         6,240          4,941
  Additional Paid in Capital ........................................     5,888,182      4,990,394
 Stock Options Outstanding ..........................................       487,500           --
  Deficit Accumulated During the
    Development Stage ...............................................    (4,890,021)    (2,825,190)
                                                                        -----------    -----------
     Total Stockholders' Equity .....................................     1,491,901      2,170,145
                                                                        -----------    -----------
     Total Liabilities and
       Stockholders' Equity .........................................   $ 2,919,820    $ 3,306,612
                                                                        ===========    ===========

                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                        Cumulative
                                                                                       Since May 5,
                               For the Three Months           For the Six Months           1999
                                      Ended                         Ended              Inception of
                                   December 31,                  December 31,           Development
                            --------------------------    --------------------------
                                2000           1999           2000           1999          Stage
                            -----------    -----------    -----------    -----------    -----------

Revenues ................   $      --      $      --      $      --      $      --      $      --
                            -----------    -----------    -----------    -----------    -----------

Expenses
Research & Development ..          --             --             --           11,000        293,000
General & Administrative        863,156        301,569      1,692,495        331,441      4,529,155
Consulting ..............       228,200           --          228,200        700,000        228,200
Advertising & Promotion .        15,000           --          110,000           --          110,000
                            -----------    -----------    -----------    -----------    -----------

Operating Loss ..........    (1,106,356)      (301,569)    (2,030,695)    (1,042,441)    (5,160,355)

Other income (expense):
  Interest ..............       (17,664)         3,955        (34,136)        (7,812)      (126,555)
   Loss on Sale of Assets          --             --             --             --          (15,883)
   Gain (Loss) on Trading
          Investments ...          --             --             --              (23)       412,772
                            -----------    -----------    -----------    -----------    -----------

Loss before taxes .......    (1,124,020)      (297,614)    (2,064,831)    (1,050,276)    (4,890,021)
Income taxes ............          --             --             --             --             --
                            -----------    -----------    -----------    -----------    -----------

       Net Loss .........   $(1,124,020)   $  (297,614)   $(2,064,831)   $(1,050,276)   $(4,890,021)
                            ===========    ===========    ===========    ===========    ===========

Basic & Diluted loss
          Per Share         $     (0.20)   $     (0.13)   $     (0.39)   $     (0.45)
                            ===========    ===========    ===========    ===========






                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                Cumulative
                                                                                  Since
                                                                                May 5, 1999
                                                   For the Six Months Ended     inception of
                                                           December 31,         Development
                                                  --------------------------
                                                      2000           1999          Stage
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ......................................   $(2,064,831)   $(1,050,276)   $(4,890,021)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ..............       606,191         78,156      1,360,398
   Issuance of common stock for expenses ......       874,637        700,000      1,879,637
   Issuance of stock options ..................       487,500           --          487,500
   (Gain) loss on trading investments .........          --               23       (412,773)
   Loss on sale of assets .....................          --             --           15,883
   Cash acquired in merger ....................          --              332            332

Change in operating assets and liabilities:
   Accounts Payable ...........................       (21,489)        96,936        211,444
   Accrued Expenses ...........................        26,998          7,812         53,310
   Payable to SAG for Route 66 ................        71,493           --           71,493
                                                  -----------    -----------    -----------
  Net Cash Used in operating activities .......       (19,501)      (167,017)    (1,222,797)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ......................          --             --          (13,745)
   Investment in films, manuscripts, recordings
      and similar property ....................      (228,292)          --         (203,292)
   Proceeds from sale of assets ...............          --             --           51,117
   Proceeds from sale of investments ..........          --           16,977        565,773
                                                  -----------    -----------    -----------
Net cash used in investing activities .........      (228,292)        16,977        399,853
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders .........       524,900        163,955      1,330,608
Payments of principal on notes payable ........        (9,000)       (20,000)      (359,000)
Notes Payable converted to stock ..............      (280,000)          --         (280,000)
Proceeds from issuance of common stock ........        25,000           --          115,500
Proceeds from issuance of short-term notes ....       (22,000)          --           16,000
                                                  -----------    -----------    -----------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                Cumulative
                                                                                  Since
                                                                                May 5, 1999
                                                   For the Six Months Ended     inception of
                                                           December 31,         Development
                                                  --------------------------
                                                      2000           1999          Stage
                                                  -----------    -----------    -----------

Net Cash Provided by
   Financing Activities .......................       238,900        143,955        823,108
                                                  -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...................        (8,893)        (6,085)           164
Cash and Cash Equivalents
  at Beginning of Period ......................         9,057          7,493           --
                                                  -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ............................   $       164    $     1,408    $       164
                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest ....................................   $      --      $      --      $      --
                                                  -----------    -----------    -----------
  Income taxes ................................   $      --      $      --      $      --
                                                  -----------    -----------    -----------

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)


                                                                       Per-Share
                                            Income       Shares        Amount
                                          (Numerator)(Denominator)

                                    For the Three Months ended December 31, 2000
Basic Loss per Share
Loss to common shareholders              $(1,124,020)   5,660,179   $     (0.20)
                                         ===========  ===========   ===========

                                      For the Six Months ended December 31, 2000
Basic Loss per Share
Loss to common shareholders              $(2,064,831)   5,312,432   $     (0.39)
                                         ===========  ===========   ===========

                                    For the Three Months ended December 31, 1999
Basic Loss per Share
Loss to common shareholders              $  (297,614)   2,358,586   $     (0.13)
                                         ===========  ===========   ===========

                                      For the Six Months ended December 31, 1999
Basic Loss per Share
Loss to common shareholders              $(1,050,276)   2,358,586   $     (0.45)
                                         ===========  ===========   ===========

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share and commitments to issue approximately 800,000 shares (see note 7).

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (Continued)

     Investments in securities are summarized as follows:


                                                  December 31, 2000
                                         --------------------------------------
                                            Gross        Gross
                                         Unrealized    Unrealized      Fair
                                            Gain          Loss         Value
                                         ===========  ===========   ===========

Trading Securities                       $      --    $      --     $      --
                                         ===========  ===========   ===========


                                                  December 31, 1999
                                         --------------------------------------
                                            Gross       Gross
                                         Unrealized   Unrealized       Fair
                                            Gain         Loss          Value
                                         ===========  ===========   ===========

Trading Securities                       $      --    $      --     $      --
                                         ===========  ===========   ===========

     Realized Gains and losses are determined on the basis of specific identification. During the six months ended December 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                                     For the Six    For the Six
                                                     Months Ended   Months Ended
                                                      December 31,  December 31,
                                                          2000          1999
                                                      -----------   -----------

Sale Proceeds                                         $      --     $      --
                                                      ===========   ===========

Gross Realized Losses                                 $      --     $      --
                                                      ===========   ===========

Gross Realized Gains                                  $      --     $      --
                                                      ===========   ===========

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

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

     The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment.
Approximately $436,000 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS (Continued)

     On February 21, 2001 the company restructured its agreement with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment. The company will issue 400,000 shares of common stock for its participation in the joint venture. The stock will be issued as soon as practical and will be valued at $.50 per share (the approximate market value of the shares on the date the agreement was renegotiated). The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

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

     On September 27, 2000 the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this Agreement.

     On October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

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

     On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater. On November 22, 2000, 102,000 shares, valued at $1 per share, were issued to Mr. Symmes. In addition, the Company agreed to pay Natural Vision Corporation $1,000 per week for Mr. Symmes' consulting services for a 2 year period. Mr. Symmes spends between 15 to 20 hours each week in performing the consulting services and will provided services on an as needed basis for the remainder of the contract. Natural Vision will also receive options based on gross income of the Company over four six-month intervals. The exercise price of the options is $6 per share and they expire two years after grant.

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

     On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. (which is owned and controlled by John C. Bodziack, Jr. a Director of the Company) to engage in the promotion and development of concerts, records, and Internet broadcasting of the concert events. It is the intention of the Company to utilize "Jannus landing", Mr. Bodziack's concert venue to jointly present entertainment and recordings of the concerts in conjunction with the Wilfield Entertainment Agreement.. The agreement calls for the Company to contribute up to $225,000 in

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

the form of a convertible loan at the rate of 9% interest, payable within twenty-four months after the date the loan is funded by the Company. At the option of the Company, the loan amount plus 100,000 shares of the common stock of the Company, may be converted to 51% of the outstanding common stock of Jannus Records. To date, no funds have been paid under this agreement and the 100,000 shares have not been issued.

     On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005. On the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense. In January 2001, Mr. Friedman tendered his resignation because he had an opportunity to assume a similar position with a competitor company in the entertainment industry. Upon acceptance of his resignation by the board, the Agreement was canceled and no further sums are due Mr. Friedman.

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

Liquidity and Capital Resources

     The Company is in the process of developing a detailed plan of operations to exploit its 3-D equipment asset base. The assets were primarily invented, manufactured, and assembled by Mr. Condon periodically during the period of 1980 through 1993. Since the Company's acquisition of the equipment, it has been in storage and constantly maintained in order to preserve its operational capabilities and to prevent any deterioration or loss of value. On a preliminary basis, the Company estimates that it will require from $3,000,000 to $5,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing 3-D movies and equipment, and efforts to arrange development of additional 3-D movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new 3-D movies.

     The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest in Wilfield Entertainment ("Wilfield"). Mr Herkey Williams owns fifty (50%) percent of Wilfield and simultaneously serves as the Secretary- Treasurer and Director of Stereo Vision Entertainment, Inc. The Company and Wilfield , under a revised Agreement dated February 21, 2001, have entered into a joint venture to produce thirteen (13) music albums for sale and distribution by the Company. Pursuant to that Agreement, the Company will issue 400,000 shares of its restricted common stock to Mr. Williams as consideration for its participation in the joint venture. The Agreement calls for the Company to pay for the production costs for each album (estimated to be $80,000 per album). The Company expects that this effort will require capital of approximately $750,000 to $1,000,000. From the anticipated revenues generated from the sales of the albums, the Company will first deduct the production costs it has paid and then share the remaining monies, fifty-one (51%) percent to the Company and forty- nine (49%) percent to Wilfield.

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

Employees

     As of January 30, 2001 the Company had three employees. John H. Honour currently serves as President and CEO of the Company and devotes his full time to the performance of his duties. Mr. Honour is assisted by Elizabeth Stolarski, the full-time secretary/receptionist for the Company. Daniel Symmes is a part-time consultant who's responsibility is to maintain the operational capabilities of the Company's equipment. Mr. Symmes devotes between 15 to 20 hours each week.


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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information

     On November 13, 2000 the Company expanded its Board of Directors from five to seven members, and on January 16, 2001, accepted the resignations of two of its then elected six directors, replacing one, all of which have entertainment industry experience.

     John H. Honour was elected President and Director of the Company on January 16, 2001 at a special meeting of the Board of Directors called for the purpose of accepting the resignations of Messer's Solomon and Friedman. In accordance with Article III Section 3.4 of the by-laws of the Company, a vacancy on the Board can be filled by a vote of a majority of the remaining Directors, which was the method employed in Mr. Honour's case. At present the Board of Directors consists of Thomas Noonan, Chairman, Mr. Honour (CEO), Herkey Williams (Secretary -Treasurer), John C. Bodziak, Rocco Urbisci and Michael Jabara.

     At present, Mr. Honour is not being compensated for his duties however, it is contemplated that he will be granted a contract by the Board of Directors in the future, awarding him a compensation package in keeping with the levels of compensation earned by others sharing his responsibilities in similar entertainment companies.

     John H. Honour - Board of Directors, President - CEO: Mr. Honour, the architect of Stereo Vision Entertainment, Inc. has, like the Company, a rather diversified story. The core of his business and personal philosophy was constructed by the military training he received while a member of the elite Marine amphibious support team and later as an Honor Guard at the White House during the Nixon Administration. Mr. Honour has successfully established a variety of businesses since leaving the service, in the areas of real estate management, restaurant operations, and an import/export trading company. Two and a half years ago, the opportunity presented itself to manage a small 3-D entertainment company and through this experience, realized it was time to capitalize on the transition from the traditional entertainment venues to a state of the art multimedia entertainment group. He gathered a collection of the top people in their respective fields and brought them together under the Stereo Vision Entertainment umbrella.

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


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 14, 2001                By  /S/     John Honour
                                               John Honour,
                                               C.E.O. and President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of May 2001.

Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)