Form 10QSB
period 2001-03-31
STEREO VISION ENTERTAINMENT INC
filed 2001-05-17
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                      95-4786792
-------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or organization)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,063,100 April 19, 2001


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of March 31, 2001 and June 30, 2000, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                          Respectfully submitted



                                          \s\ Robison, Hill & Co.
                                          --------------------------------------
                                          Certified Public Accountants

Salt Lake City, Utah
April 24, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                           March 31,       June 30,
                                                             2001           2000
                                                         -----------    -----------
Current Assets:
   Cash ..............................................   $      --      $     9,057
                                                         -----------    -----------

       Total Current Assets ..........................          --            9,057
                                                         -----------    -----------

Fixed Assets:
   Office Equipment ..................................        13,745         13,745
   3-D Production and Exhibition Equipment ...........     3,306,900      3,306,900
   Less Accumulated Depreciation .....................    (1,474,544)      (645,757)
                                                         -----------    -----------

       Net Fixed Assets ..............................     1,846,101      2,674,888
                                                         -----------    -----------

Intangible and Other Assets:
   Investments 3-D Projects ..........................       350,000        350,000
   Investment in Wilfield Entertainment ..............       220,000           --
   Films, Manuscripts, Recordings and Similar Property        51,827         25,000
   Intellectual Property .............................       100,000        100,000
   Licensing & Distribution Rights ...................       255,000        255,000
   Route 66 Production ...............................       234,465           --
   Less Accumulated Amortization .....................      (187,832)      (107,333)
                                                         -----------    -----------

       Net Intangible and Other Assets ...............     1,023,460        622,667
                                                         -----------    -----------

Total Assets: ........................................   $ 2,869,561    $ 3,306,612
                                                         ===========    ===========

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                      March 31,       June 30,
                                                         2001          2000
                                                     -----------    -----------

Liabilities
   Accounts Payable ..............................   $   263,891    $   250,363
   Accrued Expenses ..............................        73,348         26,312
   Payable to SAG for Route 66 ...................        71,493           --
   Loans from Shareholders .......................     1,082,775        821,792
   Short-term Notes Payable ......................        16,000         38,000
                                                     -----------    -----------

      Total Current Liabilities ..................     1,507,507      1,136,467
                                                     -----------    -----------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 6,573,100 shares at March 31,
    2001 and 4,940,500 shares at June 30, 2000 ...         6,573          4,941
 Additional Paid in Capital ......................     6,341,399      4,990,394
 Common Stock to be Issued .......................           400
 Stock Options Outstanding .......................       487,500           --
  Deficit Accumulated During the
    Development Stage ............................    (5,473,818)    (2,825,190)
                                                     -----------    -----------

     Total Stockholders' Equity ..................     1,362,054      2,170,145
                                                     -----------    -----------

     Total Liabilities and
       Stockholders' Equity ......................   $ 2,869,561    $ 3,306,612
                                                     ===========    ===========











                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                           Cumulative
                                                                                          Since May 5,
                                For the Three Months        For the Nine Months              1999
                                        Ended                      Ended                 Inception of
                                      March 31,                   March 31,                Development
                            --------------------------    --------------------------
                                2001           2000          2001           2000            Stage
                            -----------    -----------    -----------    -----------    -----------

Revenues ................   $      --      $      --      $      --      $      --      $      --

Expenses
Research & Development ..          --          282,000           --          293,000        293,000
General & Administrative        534,226        557,066      2,226,721      1,588,508      5,063,381
Consulting ..............         6,000           --          234,200           --          234,200
Advertising & Promotion .        23,533           --          133,533           --          133,533
                            -----------    -----------    -----------    -----------    -----------

Operating Loss ..........      (563,759)      (839,066)    (2,594,454)    (1,881,508)    (5,724,114)

Other income (expense):
   Interest .............       (20,038)       (35,764)       (54,174)       (43,575)      (146,593)
   Loss on Sale of Assets          --             --             --             --          (15,883)
   Gain (Loss) on Trading
          Investments ...          --            4,511           --            4,488        412,772
                            -----------    -----------    -----------    -----------    -----------

Loss before taxes .......      (583,797)      (870,319)    (2,648,628)    (1,920,595)    (5,473,818)
Income taxes ............          --             --             --             --             --
                            -----------    -----------    -----------    -----------    -----------

       Net Loss .........   $  (583,797)   $  (870,319)   $(2,648,628)   $(1,920,595)   $(5,473,818)
                            ===========    ===========    ===========    ===========    ===========

Basic & Diluted loss
          Per Share .....   $     (0.09)   $     (0.19)   $     (0.49)   $     (0.81)
                            ===========    ===========    ===========    ===========


                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                                   Since
                                                                                 May 5, 1999
                                                   For the Nine Months Ended     inception of
                                                            March 31,            Development
                                                  --------------------------
                                                      2001          2000           Stage
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ......................................   $(2,648,628)   $(1,920,595)   $(5,473,818)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ..............       909,287        312,539      1,663,494
   Issuance of common stock for expenses ......     1,108,587        880,000      2,113,587
   Issuance of stock options ..................       487,500           --          487,500
   Notes Payable converted to stock ...........      (280,000)          --         (280,000)
   (Gain) loss on trading investments .........          --           (4,488)      (412,773)
   Loss on sale of assets .....................          --             --           15,883
   Cash acquired in merger ....................          --              332            332

Change in operating assets and liabilities:
   Accounts Payable ...........................        13,528         86,522        246,461
   Accrued Expenses ...........................        47,036          8,004         73,348
   Payable to SAG for Route 66 ................        71,493           --           71,493
                                                  -----------    -----------    -----------
  Net Cash Used in operating activities .......      (291,197)      (637,686)     1,494,493
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment ......................          --          (67,000)       (13,745)
   Investment in films, manuscripts, recordings
      and similar property ....................      (261,293)          --         (236,293)
   Proceeds from sale of assets ...............          --             --           51,117
   Proceeds from sale of investments ..........          --           38,488        565,773
                                                  -----------    -----------    -----------
Net cash used in investing activities .........      (261,293)       (28,512)       366,852
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders .........       549,433        691,554      1,355,141
Payments of principal on notes payable ........       (31,000)       (16,758)      (381,000)
Proceeds from issuance of common stock ........        25,000           --          115,500
Proceeds from issuance of short-term notes ....          --             --           38,000
                                                  -----------    -----------    -----------

                       STEREO VISION ENTERTAINMENT, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                 Cumulative
                                                                                   Since
                                                                                 May 5, 1999
                                                   For the Nine Months Ended     inception of
                                                            March 31,            Development
                                                  --------------------------
                                                      2001          2000           Stage
                                                  -----------    -----------    -----------

Net Cash Provided by
   Financing Activities .......................   $   543,433    $   674,796    $ 1,127,641
                                                  -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...................        (9,057)         8,598           --
Cash and Cash Equivalents
  at Beginning of Period ......................         9,057          7,493           --
                                                  -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ............................   $      --      $    16,091    $      --
                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ....................................   $      --      $      --      $      --
                                                  -----------    -----------    -----------
  Income taxes ................................   $      --      $      --      $      --
                                                  -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None













                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2001 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $23,533 and $133,533 for the three and nine months ended March 31, 2001

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Loss per Share(Continued)
--------------

                                                                                                      Per-Share
                                                              Income               Shares              Amount
                                                              ------               ------              ------
                                                            (Numerator)        (Denominator)

                    For the Three Months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                              $(583,797)          6,376,567            $          (0.09)
                                                         ==================  ===================  ==================

                    For the Nine Months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                              $(2,648,628)        5,357,290            $          (0.49)
                                                         ==================  ===================  ==================

                    For the Three Months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders                              $(870,319)          4,596,667            $          (0.19)
                                                         ==================  ===================  ==================

                    For the Nine Months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders                              $(1,920,595)        2,373,858            $          (0.81)
                                                         ==================  ===================  ==================



     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share, $10,000 debt convertible into 50,000 at $.20 per share and commitments to issue approximately 600,000 shares (see note 7).


Investments

     The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Investments (Continued)

Investments in securities are summarized as follows:

                                                                                March 31, 2001
                                                           ---------------------------------------------------------
                                                                Gross               Gross
                                                              Unrealized         Unrealized             Fair
                                                                 Gain               Loss                Value
                                                           -----------------  ------------------  ------------------

Trading Securities                                         $            --    $             --    $             --
                                                           =================  ==================  ==================


                                                                                March 31, 2000
                                                           ---------------------------------------------------------
                                                                Gross               Gross
                                                              Unrealized         Unrealized             Fair
                                                                 Gain               Loss                Value
                                                           -----------------  ------------------  ------------------

Trading Securities                                         $            --    $             --    $             --
                                                           =================  ==================  ==================


     Realized Gains and losses are determined on the basis of specific identification. During the nine months ended March 31, 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as trading securities were:

                                                                         For the Nine             For the Nine
                                                                         Months Ended             Months Ended
                                                                           March 31,                March 31,
                                                                             2001                     2000
                                                                     ----------------------   ----------------------

Sale Proceeds                                                        $                 --     $38,488
                                                                     ======================   ======================

Gross Realized Losses                                                $                 --     $(23)
                                                                     ======================   ======================

Gross Realized Gains                                                 $                 --     $4,511
                                                                     ======================   ======================


                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,400,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month-to-month basis with total rent of $6,750 per month. On October 1, 2000 the Company occupied a production and office facility on a month-to- month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six-month lease beginning November 1, 2000 for a furnished office space at 130 El Camino Drive, Beverly Hill, CA for $1,736.78 per month. For the three months ended March 31, 2001 and 2000 the rental payments were $3,500 and $39,650 respectively.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

     The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment.
Approximately $436,000 of the loans are convertible into common shares at a conversion price of $.50 per share and $10,000 of loans are convertible at $.20 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE  5  -  LOANS  FROM  SHAREHOLDERS  AND  OTHER  RELATED  PARTY   TRANSACTIONS
(Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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


     On September 27, 2000 the Company entered into a contract with Ron Whiten to make stratic introductions on behalf of the Company to the investments community in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement.

     On October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

     On November 15, 2000, Mr. John Honour converted $280,000 of his notes payable into 560,000 shares of restricted stock valued at $.50 per share.


     From January to March 2001, the Company issued 318,100 restricted common shares to various consultants for services at the market value on the date os issuance and 15,000 restricted common shares to individuals for cash at $1.00 per share.


NOTE 7 - COMMITMENTS

     On April 25, 2000 the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set-aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

     On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. (which is owned and controlled by John C. Bodziack, Jr. a Director of the Company) to engage in the promotion and development of concerts, records, and Internet broadcasting of the concert events. It is the intention of the Company to utilize "Jannus landing", Mr. Bodziack's concert venue to jointly present entertainment and recordings of the concerts in conjunction with the Wilfield Entertainment Agreement.. The agreement calls for the Company to contribute up to $225,000 in the form of a convertible loan at the rate of 9% interest, payable within twenty-four months after the date the loan is funded by the Company. At the option of the Company, the loan amount plus 100,000 shares of the common stock of the Company, may be converted to 51% of the outstanding common stock of Jannus Records. To date, no funds have been paid under this agreement and the 100,000 shares have not been issued.

     On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

NOTE 8- SUBSEQUENT EVENTS

     Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 400,000 shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

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

Results of Operations

     There were no revenues from sales for the period from inception to March 31, 2001. The Company has sustained a net loss of approximately $5 million for the period ended March 31, 2001, which was due to primarily to general and administrative expenses. The company currently has four employees and they are as follows. John Honour, President and CEO. Mr. Honour handles the day to day administrative, strategic, capital formation, and most other day-to-day operational activities of the company. Elizabeth Storarski is the administrative manager and handles the day-today administrative tasks and general office tasks of the company. The third employee is Mr. Daniel Symmes. Mr. Symmes is the director of technology and handles all 3-D technological issues as well as R&D for the company's next generation of 3-D production and exhibition optics. Mr.
Honour  spends in excess of 60 hours per week  working  for Stereo  Vision.  The forth employee is Mr. Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week working for the joint venture partner on projects for Stereo Vision. Mr. Condon was originally considered a key advisor of the company. Mr. Condon and the company did not finalize a written contract and during the early part of 2000, the parties mutually decided to not enter into an agreement. In April 2000, the company entered into a contract with Mr. Condon's long time associate, Mr. Daniel Symmes, who is considered to be equally as capable as Mr. Condon regarding stereoscopic 3-D technology and film production. Mr. Friedman resigned from the company in early January 2001 due to the company's inability to perform under the terms of his contract. Mr. Solomon resigned in February 2001 to pursue a position of chairman and CEO of TMTV, a NASDAQ company.

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

     The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest. Wilfield Entertainment ("Wilfield"). Mr Herkey Williams owns fifty (50%) percent of Wilfield and simultaneously serves as the Secretary-Treasurer and Director of Stereo Vision Entertainment, Inc. The Company and Wilfield , under a revised Agreement dated February 21, 2001, have entered into a joint venture to produce thirteen (13) music albums for sale and distribution by the Company. Pursuant to that Agreement, the Company will issue 400,000 shares of its restricted common stock to Mr. Williams as consideration for its participation in the joint venture. The Agreement calls for the Company to pay for the production costs for each album (estimated to be $80,000 per album). The Company expects that this effort will require capital of approximately $750,000 to $1,000,000. From the anticipated revenues generated from the sales of the albums, the Company will first deduct the production costs it has paid and then share the remaining monies, fifty-one (51%) percent to the Company and forty-nine (49%) percent to Wilfield. Historically the joint venture partner has been an active producer for over 30 years. Producing over 40 albums including gold and platinum albums produced for Tanya Tucker, Lee Greenwood, Anne Murry, and many others. In the last three years the joint venture partner has concentrated on publishing, acquiring or creating content to be recorded. In the last three years 2 albums have been made, including Lee Greenwood's "Same River Different Bridge," Mark Neslar's "I'm Just that Way."

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

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through March 31, 2001, seven persons, including the aforementioned major shareholder and one director, loaned the Company $1,315,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Employees

     As of March 31, 2001 the Company had four employees. John H. Honour, CEO; Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week; Daniel Symmes, consultant (who devotes approximately 15 to 20 hours each week) and Elizabeth Stolarski, Secretary.

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

     None

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are included as part of this report:

Exhibit
Number
                  Exhibit
                  --------------------------------------------------------------

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)


(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

     (b) The Company has not filed a report on Form 8-K for the period ended March 31, 2001.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 1, 2001                     By  /S/     John Honour
                                       -----------------------------------------
                                                   John Honour,
                                                   C.E.O. and President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of May 2001.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
-------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)