Form 10KSB
period 2001-06-30
STEREO VISION ENTERTAINMENT INC
filed 2001-10-15
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2001

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-28553
                                              ----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                                95-4786792
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                  130 S. El Camino Dr., Beverly Hills, CA 90212
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

        State issuer's revenues for its most recent fiscal year. $ -0-
                                                                 -----

        As of October 2, 2001, there were 10,122,900 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $5,162,679 computed at the average bid and asked price as of November 15, 2000.


                             DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

        Transitional Small Business Disclosure Format (check one): Yes   ; NO X
                                                                      ---    ---

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
-----------------------                                                    -----

PART I

Item 1.        Description of Business........................................4

Item 2.        Description of Property.......................................14

Item 3.        Legal Proceedings.............................................14
Item 4.        Submission of Matters to a Vote of Security Holders...........14


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters......15

Item 6.        Management's Discussion and Analysis or Plan of Operations....18

Item 7.        Financial Statements..........................................20

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure..........................................20

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............20

Item 10.       Executive Compensation........................................23

Item 11.       Security Ownership of Certain Beneficial Owners and Management23

Item 12.       Certain Relationships and Related Transactions................24

Item 13.       Exhibits and Reports on Form 8-K..............................25

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

        SVEI has secured the consulting services of Mr. Daniel Symmes who possesses specialized skills in stereoscopic 3-D. Since 1968, Mr. Symmes has been actively involved in technology development and the production, distribution and exhibition of high quality 35 mm and 70 mm three-dimensional ("3-D") films, featurettes, commercials and film shorts. SVEI intends to continue to utilize its 3-D assets and implement a strategy to theatrically produce and distribute new and existing 3-D feature films. SVEI also intends to establish an Internet-based music portal and record label site where it can distribute motion picture soundtracks from its proposed 3-D and independent films, as well as other original recordings that it either acquires or produces.

        The executive offices of the Company are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406. Its telephone number is (310) 205-7998.

OPERATING LOSSES

        The Company has incurred net losses of approximately $4,572,000 and $2,580,000 for the fiscal years ended June 30, 2001 and 2000. Such operating losses reflect developmental and other start-up activities for 2001 and 2000. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

        SVEI's success depends substantially upon its proprietary technology. The type of glass, the exact spacing and curvatures of the primary dispersing optics and the method of controlling the exact assembly tolerances using custom-made laboratory testing equipment are integral parts of this technology which results in optical resolution exceeding 100 lines per million and is fully compatible with the latest 35mm Panavision and Arriflex motion picture cameras, as well as high definition video cameras. The 3-D projection optics are fully compatible with all 35-mm motion picture projectors and are designed for easy installation, even by semi-skilled personnel. This technology will provide SVEI with a competitive advantage because of the enhanced quality of the 3-D images produced as a result of SVEI's trade secrets. Additionally, SVEI has secured the employment services of Mr. Daniel Symmes, a longtime 3-D technology associate, to lead its efforts for research and development and manufacturing of SVEI's next generation 3-D production and exhibition optical equipment. Mr. Symmes per his employment agreement will be allocating 50% of his time to SVEI. The Company will rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements, to protect its proprietary rights. SVEI's predecessor, Stereo, maintained a policy of obtaining patent protection and, consequently, SVEI currently has the following patent pending:

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

EMPLOYEES

        As of October 12, 2001, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.


                         ITEM 2 DESCRIPTION OF PROPERTY


        SVEI's principal executive offices are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406 and consist of approximately 400 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expires in six months from October 1, 2001. The monthly rent for the property is $500 and 1,667 shares.


                            ITEM 3 LEGAL PROCEEDINGS


        As of the date hereof, SVEI is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


        In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2001. However the actions of the board of directors to increase the number of board members from three to seven was ratified by shareholders controlling 69% of the voting stock.

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

        Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the "pink sheets" under the trading symbol "SVED." There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:



                                          High             Low
               2000:
Quarter ended September 30, 1999        $       -       $       -
Quarter ended December 31, 1999         $       5.95    $       5.00
Quarter ended March 31, 2000            $       5.95    $       5.00
Quarter ended June 30, 2000             $       2.00    $       0.10
               2001:
Quarter ended September 30, 2000        $       2.13    $       0.75
Quarter ended December 31, 2000         $       1.70    $       0.85
Quarter ended March 31, 2001            $       1.50    $       0.30
Quarter ended June 30, 2001             $       1.00    $       0.30

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

        The number of shareholders of record of the Company's Common Stock as of June 30, 2001 was approximately 109.

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


        On September 27, 2000 the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement. On May 25, 2001, the 100,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.


        On October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

        Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 400,000 shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

        On May 25, 2001, 350,000 shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

        During the year ending June 30, 2001, 1,721,000 shares were issued for conversion of notes payable totaling $664,651. The value of these shares ranged from $.26 to $.51 per share.

        During the year ended June 30, 2001, the Company issued 1,532,600 shares to various consultants for services at the market value on the date of issuance and 15,000 restricted common shares to individuals for cash at $1.00 per share.

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

Results of Operations - There were no revenues from sales for the two years ended June 30, 2001. SVEI has sustained a net loss of approximately $4.6 million for the year ended June 30, 2001, which was due to general and administrative expenses incurred by SVEI. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

        The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock of another Company and loans from related parties. The Company purchased approximately 400,000 shares of common stock of New Visual Entertainment, Inc., from a major shareholder for a $400,000 convertible note in September 1999. This note was paid by the issuance of 200,000 shares of common stock. The sale of this stock generated approximately $566,000 of net proceeds during September 1999 through June 30, 2000, which the Company used to support its operations.

        The Company has also relied on loans from officers, directors and shareholders to support its operations. During the year, three persons, including the aforementioned major shareholder and one director, loaned the Company $795,000.. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Director's   Name       Age                 Office                       Term Expires
Thomas E. Noonan        70     Chairman of the Board, Director        next annual meeting
John Honour             50              CEO, President                next annual meeting
Herky Williams          47      Secretary-Treasurer, Director         next annual meeting
John C. Bodziak, Jr.    27                 Director                   next annual meeting
Rocco Urbisci           51                 Director                   next annual meeting

THOMAS E. NOONAN - CHAIRMAN - BOARD OF DIRECTORS: Mr. Noonan has served on the Board of Directors since August 4, 2000. Tom Noonan is currently the head of Columbia/Epic Records Alumni Association, which was started in 1995, and is now with 500 Members, many in top positions in the current music record industry. From 1995 to 2000 he has been President of Noonan Consulting, a record industry consulting firm to artists, labels, video companies, music publishers, trade publications, artist managers, new companies and foreign affiliates. Mr. Noonan was formerly a senior executive at Billboard Magazine where he founded the Hot 100 Charts and also evaluated albums and music assets for the Internal Revenue Service. Furthermore, Mr. Noonan has been a U.S. Government Expert Witness before investigative Congressional Committees. He has provided marketing services for major artists such as Barbara Streisand, Janet Jackson, Michael Jackson, George Michael, Bob Seger, Janis Joplin, Marvin Gaye, Diana Ross and the Supremes, Bob Dylan, Johnny Cash, Tony Bennett, and many other known artists. Mr. Noonan holds a Bachelor of Science degree in Business Administration from Seton Hall University.

JOHN HONOUR - CEO AND PRESIDENT: Mr. Honour, the architect of Stereo Vision Entertainment, Inc., has much like the company a rather diversified story. The core of his business and personal philosophy was constructed by the military training he received while a member of an elite amphibious support team and Honor Guard at the White House during the Nixon Administration. Mr. Honour has started a variety of businesses including; Real Estate management, restaurants, and an import/export trading company. Two and a half years ago, an opportunity presented itself to run a small public 3-D entertainment company, he took it. He realized it was time to capitalize on the transition from traditional entertainment to state of the art multimedia entertainment. He gathered the top people in the necessary fields and brought them under the umbrella of the public company, Stereo Vision Entertainment, Inc.

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

Conflicts of Interest

        Certain conflicts of interest existed at June 30, 2001 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,859,100 shares of issued and outstanding Common Stock of the Company as of June 30, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /     Nature of           Shares
Directors                  Ownership           Owned          Percent
---------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(3 persons)                common stock         3,774,851       48%

Jack Fennie, Jr.
4844 Whitewood Ave.
Long Beach, CA 80808       common stock         1,010,000       13%

John Honour
3650 Campus Dr.
Oceanside, CA 92056        common stock         3,214,851       41%

Herky Williams
5025 Stonemeade Dr.
Nashville, TN 37221        common stock           400,000        5%

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

1.      Financial Statements                                                Page

Robison, Hill & Co.'s Independent Auditor's Report.........................F - 1

Balance Sheets
   June 30, 2001 and 2000 .................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2001 and 2000 .....................................F - 4

Statement of Stockholders' Equity for the
   Years Ended June 30, 2001 and 2000 .....................................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2001 and 2000......................................F - 8

Notes to Financial Statements.............................................F - 10





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

        (b)     Reports on Form 8-K filed.

        There were no Form 8-K's filed during the quarter ended June 30, 2001.

                                   SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                              STEREO VISION ENTERTAINMENT, INC.

Dated: October 15, 2001                     By  /S/     John Honour
                                            ------------------------------------
                                            John Honour,
                                            C.E.O., President,

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of October 2001.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O., President, Director
(Principal Executive Officer)



/S/     Herky Williams
-----------------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)



/S/    John C. Bodziak
-----------------------------------------------------------
John C. Bodziak
Director

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2001 and 2000

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
   June 30, 2001 and 2000 .................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2001 and 2000 .....................................F - 4

Statement of Stockholders' Equity for the
   Years Ended June 30, 2001 and 2000 .....................................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2001 and 2000......................................F - 8

Notes to Financial Statements.............................................F - 10

                          INDEPENDENT AUDITOR'S REPORT

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

        We have audited the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the two years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the two years ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles.


                                                   Respectfully submitted


                                                    \s\ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
October 12, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                June 30,
                                                        -----------------------
ASSETS: ..............................................     2001         2000
                                                        ----------   ----------

Current Assets:
   Cash ..............................................  $       66   $    9,057
                                                        ----------   ----------

       Total Current Assets ..........................          66        9,057
                                                        ----------   ----------

Fixed Assets:
   Office Equipment ..................................      13,745       13,745
   3-D Production and Exhibition Equipment ...........   3,306,900    3,306,900
   Less Accumulated Depreciation .....................  (3,312,398)    (645,757)
                                                        ----------   ----------

       Net Fixed Assets ..............................       8,247    2,674,888
                                                        ----------   ----------

Intangible and Other Assets:
   Investments 3-D Projects ..........................     350,000      350,000
   Investment in Wilfield Entertainment ..............     220,000         --
   Films, Manuscripts, Recordings and Similar Property     286,292       25,000
   Intellectual Property .............................     100,000      100,000
   Licensing & Distribution Rights ...................     255,000      255,000
   Less Accumulated Amortization .....................    (214,666)    (107,333)
                                                        ----------   ----------

       Net Intangible and Other Assets ...............     996,626      622,667
                                                        ----------   ----------

Total Assets: ........................................  $1,004,939   $3,306,612
                                                        ==========   ==========

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                              June 30,
                                                      -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY: ..............     2001          2000
                                                      -----------   -----------

Liabilities:
   Accounts Payable ................................  $   271,341   $   250,363
   Accrued Expenses ................................       99,399        26,312
   Payable to SAG for Route 66 .....................       71,493          --
   Loans from Shareholders .........................      989,836       821,792
   Short-term Notes Payable ........................       16,000        38,000
                                                      -----------   -----------

      Total Current Liabilities ....................    1,448,069     1,136,467


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 7,859,100 shares at June 30, 2001
      and 4,940,500 shares at June 30, 2000 ........        7,859         4,941
  Additional Paid in Capital .......................    6,459,026     4,990,394
  Stock Options Outstanding ........................      487,500          --
  Deficit Accumulated During the Development Stage .   (7,397,515)   (2,825,190)
                                                      -----------   -----------

     Total Stockholders' Equity ....................     (443,130)    2,170,145
                                                      -----------   -----------

     Total Liabilities and Stockholders' Equity ....  $ 1,004,939   $ 3,306,612
                                                      ===========   ===========














          The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                                                    Cumulative
                                                                    Since May 5,
                                          For the       For the        1999
                                         Year Ended    Year Ended   Inception of
                                          June 30,      June 30,     Development
                                           2001           2000         Stage
                                        -----------   -----------   -----------
Revenues: ............................  $      --     $      --     $      --

Expenses:
Research & Development ...............         --         293,000       293,000
General & Administrative Expenses ....    4,215,353     1,845,471     6,202,083
Consulting ...........................      128,200       849,930       978,130
Advertising & Promotion ..............      148,033          --         148,033
                                        -----------   -----------   -----------

Operating Loss .......................   (4,491,586)   (2,988,401)   (7,621,246)

Other Income (Expense)
   Interest ..........................      (80,739)      (88,701)     (173,158)
   Loss on Sale of Assets ............         --         (15,883)      (15,883)
   Gain on Trading Investments .......         --         412,772       412,772
                                        -----------   -----------   -----------

     Net Loss ........................  $(4,572,325)  $(2,680,213)  $(7,397,515)
                                        ===========   ===========   ===========

Basic & Diluted loss per share........  $     (0.77)  $     (0.81)
                                        ===========   ===========













          The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional       During
                                             Common Stock         Paid in      Development
                                       ------------------------
                                          Shares       Value      Capital         Stage
                                       ------------  ---------- ------------  --------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable         1,530,000  $    1,530 $      3,470  $            -

Net Loss                                          -           -                     (144,977)
                                       ------------  ---------- ------------  --------------

Balance at June 30, 1999                  1,530,000       1,530        3,470        (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                    1,470,000       1,470    4,010,430               -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                     1,200,000       1,200     (113,266)              -

December 31, 1999 Stock Issued
   for Services                             350,000         350      699,650               -

February 14, 2000 Stock Issued
   for Services                             100,000         100       99,900               -

April 17, 2000 Stock Issued for
   Services                                 100,000         100       99,900               -

May 4, 2000 Stock Issued for Cash            55,000          55       54,945               -

June 2, 2000 Stock Issued for Services      100,000         100       99,900               -

June 30, 2000 Stock Issued for Cash          35,500          36       35,465               -

Net Loss                                          -           -            -      (2,680,213)
                                       ------------  ---------- ------------  --------------

Balance at June 30, 2000                  4,940,500       4,941    4,990,394      (2,825,190)

September 13, 2000 Stock Issued for
   Services                                 125,000         125      141,125               -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional       During
                                             Common Stock         Paid in      Development
                                       ------------------------
                                          Shares       Value      Capital         Stage
                                       ------------  ---------- ------------  --------------

September 29, 2000 Stock Issued for
  Advertising                               100,000  $      100 $     94,900  $            -

October 27, 2000 Stock Issued for
  Advertising                                12,500          12       12,487               -

November 15, 2000 Stock Issued for
  Conversion of Note Payable                800,000         800      406,338               -

November 22, 2000 Stock Issued for
  Conversion of Note Payable                 50,000          50       24,950               -

November 22, 2000 Stock Issued for
  Consulting                                102,000         102      101,898               -

December 4, 2000 Stock Issued for
   Services                                  10,000          10       10,190               -

December 14, 2000 Stock Issued for
   Services                                 100,000         100      105,900               -

January 23, 2001 Stock Issued for
   Cash                                      15,000          15       14,985               -

January 30, 2001 Stock Issued for
   Services                                 118,100         118       64,832               -

March 10, 2001 Stock Issued for
   Services                                 200,000         200      153,800               -

April 9, 2001 Stock Issued for
   Advertising                               90,000          90       49,410               -

April 18, 2001 Stock Issued for
  Acquisition of Wilfield Entertainment     400,000         400      219,600               -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional       During
                                             Common Stock         Paid in      Development
                                       ------------------------
                                          Shares       Value      Capital         Stage
                                       ------------  ---------- ------------  --------------

May 25, 2001 Shares Cancelled for
   Non-Performance of Advertising and
   Services                                (350,000) $     (350)$   (328,150) $            -

June 1, 2001 Shares Issued for
   Conversion of Notes Payable               21,000          21        7,492               -

June 15, 2001 Shares Issued for
   Services                                  25,000          25       14,975               -

June 28, 2001 Shares Issued for
   Advertising                              100,000         100       59,900               -

June 28, 2001 Shares Issued for
   Services                                 150,000         150       89,850               -

June 29, 2001 Shares Issued for
   Conversion of Notes Payable              850,000         850      224,150               -

Net Loss                                          -           -            -      (4,572,325)
                                       ------------  ---------- ------------  --------------

Balance at June 30, 2001                  7,859,100  $    7,859 $  6,459,026  $   (7,397,515)
                                       ============  ========== ============  ==============












          The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                 Since May 5,
                                                           For the                   1999
                                                         Years Ended             Inception of
                                                           June 30,              Development
                                                ------------------------------
                                                     2001            2000           Stage
                                                ---------------  -------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                        $    (4,572,325) $  (2,680,213) $   (7,397,515)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                      2,773,974        753,978       3,528,181
   Issuance of Common Stock for Expenses                571,900      1,000,000       1,576,900
   Issuance of Common Stock for Investment in
        Wilfield Entertainment                          220,000              -         220,000
   Issuance of Stock Options                            487,500              -         487,500
   Notes Payable Converted to Stock                     664,651              -         664,651
   Realized gain on trading investments                       -       (412,773)       (412,773)
   Loss on sale of assets                                     -         15,883          15,883
   Cash acquired in merger                                    -            332             332

Change in operating assets and liabilities:
   Accounts Payable                                      20,978        136,665         253,911
   Accrued Expenses                                      73,087         22,594          99,399
   Payable to SAG for Route 66                           71,493              -          71,493
                                                ---------------  -------------  --------------
  Net Cash Used in operating activities                 311,258     (1,163,534)       (892,038)
                                                ---------------  -------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                      -              -         (13,745)
   Investment in films, manuscripts, recordings
      and similar property                             (481,292)        25,000        (456,292)
   Proceeds from sale of assets                               -         51,117          51,117
   Proceeds from sale of investments                          -        565,773         565,773
                                                ---------------  -------------  --------------
Net cash used in investing activities                  (481,292)       641,890         146,853
                                                ---------------  -------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                   793,181        750,708       1,598,889
Payments of principal on loans from shareholders       (673,138)      (350,000)     (1,023,138)
Proceeds from issuance of common stock                   15,000         90,500         105,500

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                  Cumulative
                                                                                 Since May 5,
                                                           For the                   1999
                                                         Years Ended             Inception of
                                                          June 30,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
 Proceeds from issuance of short-term notes    $        26,000 $        32,000  $       64,000
                                               --------------- ---------------  --------------
Net Cash Provided by
   Financing Activities                                161,043         523,208         745,251
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             (8,991)          1,564              66
Cash and Cash Equivalents
  at Beginning of Period                                 9,057           7,493               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $            66 $         9,057  $           66
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $        43,773  $       43,773
                                               --------------- ---------------  --------------
  Income taxes                                 $             - $             -  $            -
                                               --------------- ---------------  --------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:










          The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2001 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                              For the Year ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                   $    (4,572,325)       5,959,122  $       (0.77)
                                              ===============  ===============  ==============

                              For the Year ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                   $    (2,680,213)       3,318,878  $       (0.81)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2001 and 2000 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share, $10,000 debt convertible into 50,000 at $.20 per share and commitments to issue approximately 600,000 shares (see note 8).


Reclassification

        Certain reclassifications have been made in the June 30, 2000 financial statements to conform with the June 30, 2001 presentation.

Joint Venture Operations Accounting

        Joint venture operations are accounted for under the equity method of accounting.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $148,033 and $0 for the years ended June 30, 2001 and 2000, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

        Investments in securities are summarized as follows:

                                                                June 30, 2001
                                               -----------------------------------------------
                                                    Gross           Gross
                                                 Unrealized      Unrealized          Fair
                                                    Gain            Loss            Value
                                               --------------- ---------------  --------------
Trading Securities                             $             - $             -  $            -
                                               =============== ===============  ==============


                                                                June 30, 2000
                                               -----------------------------------------------
                                                    Gross           Gross
                                                 Unrealized      Unrealized          Fair
                                                    Gain            Loss            Value
                                               --------------- ---------------  --------------
Trading Securities                             $             - $             -  $            -
                                               =============== ===============  ==============

        Realized Gains and losses are determined on the basis of specific identification. During the years ended June 30, 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as trading securities were:

                                                                       For the
                                                                     Years Ended
                                                                       June 30,
                                                        --------------------------------------
                                                               2001                2000
                                                        ------------------  ------------------

Sale Proceeds                                           $                -  $          565,773
                                                        ==================  ==================

Gross Realized Losses                                   $                -  $              (23)
                                                        ==================  ==================

Gross Realized Gains                                    $                -  $          412,796
                                                        ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

NOTE 2 - INCOME TAXES

        As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,40,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


NOTE 4 - RENT EXPENSE

        The Company has entered into lease agreements for various office, storage and warehouse facilities. The rental agreements are on a month-to-month basis with total rent of $6,750 per month. On October 1, 2000 the Company occupied a production and office facility on a month-to- month basis for $1,700 plus 800 common shares per month. The Company has negotiated a six-month lease beginning November 1, 2000 for a furnished office space in Beverly Hill, CA for $1,736.78 per month. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the years ended June 30, 2001 and 2000 the rental payments were $38,129 and $58,500 respectively.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

        The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment. Approximately $436,000 of the loans are convertible into common shares at a conversion price of $.50 per share and $10,000 of loans are convertible at $.20 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time.

        Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company at 6.1% interest.

NOTE 6 - SHORT-TERM NOTES PAYABLE

        Short-Term Notes on June 30, 2001 and 2000 in the Amounts of $16,000 and $38,000 respectively, are due on demand with interest rates between 6.1% and 10%.

NOTE 7 - COMMON STOCK TRANSACTIONS

        The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. As a result of the merger with Kestrel Equity Corporation the authorized number of shares is 100,000,000 with a par value of $.001.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

        On September 27, 2000 the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement. On May 25, 2001, the 100,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

        On October 27, 2000 the Company issued 12,500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

        Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 400,000 shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

        On May 25, 2001, 350,000 shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

        During the year ending June 30, 2001, 1,721,000 shares were issued for conversion of notes payable totaling $664,651. The value of these shares ranged from $.26 to $.51 per share.

        During the year ended June 30, 2001, the Company issued 1,532,600 shares to various consultants for services at the market value on the date of issuance and 15,000 restricted common shares to individuals for cash at $1.00 per share.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 8 - COMMITMENTS (Continued)

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

        On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 8 - COMMITMENTS (Continued)

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