Form 10QSB
period 2001-09-30
STEREO VISION ENTERTAINMENT INC
filed 2001-11-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    95-4786792
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,122,900 October 2, 2001


      Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of September 30, 2001 and June 30, 2001, and the related statements of operations and cash flows for the three months period ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
November 16, 2001

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                 September 30,     June 30,
ASSETS:                                                             2001             2001
-------
                                                               ---------------  --------------

Current Assets:
   Cash                                                        $        14,026  $           66
                                                               ---------------  --------------

       Total Current Assets                                             14,026              66
                                                               ---------------  --------------

Fixed Assets:
   Office Equipment                                                     13,745          13,745
   3-D Production and Exhibition Equipment                                   -       3,306,900
   Less Accumulated Depreciation                                        (6,185)     (3,312,398)
                                                               ---------------  --------------

       Net Fixed Assets                                                  7,560           8,247
                                                               ---------------  --------------

Intangible and Other Assets:
   Investments 3-D Projects                                                  -         350,000
   Investment in Wilfield Entertainment                                220,000         220,000
   Films, Manuscripts, Recordings and Similar Property                 286,292         286,292
   Intellectual Property                                                     -         100,000
   Licensing & Distribution Rights                                           -         255,000
   Less Accumulated Amortization                                             -        (214,666)
                                                               ---------------  --------------

       Net Intangible and Other Assets                                 506,292         996,626
                                                               ---------------  --------------

Total Assets:                                                  $       527,878  $    1,004,939
                                                               ===============  ==============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                 September 30,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                               2001             2001
-------------------------------------
                                                               ---------------  --------------

Liabilities:
   Accounts Payable                                            $       144,478  $      271,341
   Accrued Expenses                                                     68,932          99,399
   Payable to SAG for Route 66                                          71,493          71,493
   Loans from Shareholders                                             472,890         989,836
   Short-term Notes Payable                                                  -          16,000
                                                               ---------------  --------------

      Total Current Liabilities                                        757,793       1,448,069
                                                               ---------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 9,712,900 shares at September 30, 2001
      and 7,859,100 shares at June 30, 2001                              9,713           7,859
  Additional Paid in Capital                                         7,986,138       6,459,026
  Stock Options Outstanding                                            487,500         487,500
  Deficit Accumulated During the Development Stage                  (8,713,266)     (7,397,515)
                                                               ---------------  --------------

     Total Stockholders' Equity                                       (229,915)       (443,130)
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       527,878  $    1,004,939
                                                               ===============  ==============









                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                   Since May 5,
                                     For the Three Months              1999
                                            Ended                  Inception of
                                        September 30,              Development
                               --------------------------------
                                     2001             2000            Stage
                               ---------------  ---------------  ----------------

Revenues                       $             -  $             -  $              -
                               ---------------  ---------------  ----------------

Expenses
Research & Development                       -                -           293,000
General & Administrative             1,206,635          871,939         5,063,381
Consulting                                   -                -           234,200
Advertising & Promotion                      -           95,000           133,533
                               ---------------  ---------------  ----------------

Operating Loss                      (1,206,635)        (966,939)       (5,724,114)

Other income (expense):
   Interest                           (109,116)         (16,471)         (146,593)
   Loss on Sale of Assets                    -                -           (15,883)
   Gain (Loss) on Trading
          Investments                        -                -           412,772
                               ---------------  ---------------  ----------------

Loss before taxes                   (1,315,751)        (983,410)       (5,473,818)
Income taxes                                 -                -                 -
                               ---------------  ---------------  ----------------

       Net Loss                $    (1,315,751) $      (983,410) $     (5,473,818)
                               ===============  ===============  ================

Basic & Diluted loss
          Per Share            $        (0.16)  $        (0.20)
                               ===============  ===============






                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                 Since May 5,
                                                     For the Three Months            1999
                                                            Ended                Inception of
                                                        September 30,            Development
                                                ------------------------------
                                                     2001            2000           Stage
                                                --------------- --------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                        $    (1,315,751)$     (983,410) $   (7,397,515)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                            687        303,095       3,528,181
   Issuance of Common Stock for Expenses              1,265,651        259,350       1,576,900
   Issuance of Common Stock for Investment in
        Wilfield Entertainment                                -              -         220,000
   Issuance of Stock Options                                  -        235,000         487,500
   Notes Payable Converted to Stock                      25,600              -         664,651
   Realized gain on trading investments                       -              -        (412,773)
   Loss on sale of assets                                     -              -          15,883
   Cash acquired in merger                                    -              -             332

Change in operating assets and liabilities:
   Accounts Payable                                     (41,438)       (26,354)        253,911
   Accrued Expenses                                       8,615         16,471          99,399
   Payable to SAG for Route 66                                -         71,493          71,493
                                                --------------- --------------  --------------
  Net Cash Used in operating activities                 (56,636)      (124,355)       (892,038)
                                                --------------- --------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                      -              -         (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                    -       (178,126)       (456,292)
   Proceeds from sale of assets                               -              -          51,117
   Proceeds from sale of investments                          -              -         565,773
                                                --------------- --------------  --------------
Net cash used in investing activities                         -       (178,126)        146,853
                                                --------------- --------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                    27,996        363,398       1,598,889
Payments of principal on loans from shareholders           (400)        (9,000)     (1,023,138)
Proceeds from issuance of common stock                   43,000         19,050         105,500

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                  Cumulative
                                                                                 Since May 5,
                                                           For the                   1999
                                                         Years Ended             Inception of
                                                          June 30,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

 Proceeds from issuance of short-term notes    $             - $             -  $       64,000
                                               --------------- ---------------  --------------
Net Cash Provided by
   Financing Activities                                 70,596         373,448         745,251
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             13,960          70,967              66
Cash and Cash Equivalents
  at Beginning of Period                                    66           9,057               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $        14,026 $        80,024  $           66
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $             -  $       43,773
                                               --------------- ---------------  --------------
  Income taxes                                 $             - $             -  $            -
                                               --------------- ---------------  --------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

On December 2, 1999, the Company issued 1,470,000 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. On September 25, 2001 the deal was rescinded and the assets were returned and shares of common stock were canceled.




                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2001 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

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

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended September 30, 2001

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)
--------------

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                  For the Three Months ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $    (1,315,751)       8,278,600  $       (0.16)
                                              ===============  ===============  ==============

                  For the Three Months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $      (983,410)       5,005,380  $       (0.20)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2001 and 2000 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share, $10,000 debt convertible into 50,000 at $.20 per share and commitments to issue approximately 600,000 shares (see note 7).

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,700,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.
                                       10

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 4 - RENT EXPENSE

        The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the quarter ended September 30, 2001 and 2000 the rental payments were $0 and $15,050, respectively.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

        The loans are payable to various shareholders, are unsecured with interest at rates of between 6.1% to15% and have no fixed terms of repayment. Approximately $231,000 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

        On December 2, 1999 the Company issued 1,470,000 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. On September 25, 2001 the asset acquisition was rescinded. The assets acquired were returned and the common stock was returned to treasury.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

        During the quarter ending September 30, 2001,100,000 shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $.26 per share.

        During the quarter ended September 30, 2001, the Company issued 3,080,000 shares to various consultants for services at the market value on the date of issuance and 90,000 restricted common shares to individuals for cash at $.50 per share.

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

         On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater. On November 22, 2000, 102,000 shares, valued at $1 per share, were issued to Mr. Symmes. In addition, the

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

        The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through September 30, 2001, seven persons, including the aforementioned major shareholder and one director, loaned the Company $1,315,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Employees

        As of September 30, 2001 the Company had four employees. John H. Honour, CEO; Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week; Daniel Symmes, consultant (who devotes approximately 15 to 20 hours each week) and Elizabeth Stolarski, Secretary.

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

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        The following exhibits are included as part of this report:
Exhibit
Number         Exhibit
------         -----------------------------------------------------------------

3.1            Articles of Incorporation (1)
3.2            Amended Articles of Incorporation (1)
3.3            Bylaws (1)


(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

        (b) The Company has not filed a report on Form 8-K for the period ended September 30, 2001.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


STEREO VISION ENTERTAINMENT, INC.
(Registrant)

Dated: September 19, 2001           By  /S/     John Honour
                                    -----------------------------------------
                                            John Honour,
                                            C.E.O. and President,

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of September 2001.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)



/S/     Herky Williams
-----------------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)