Form 10QSB
period 2001-12-31
STEREO VISION ENTERTAINMENT INC
filed 2002-03-01
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                  95-4786792
 ---------------------------------      -------------------------------------
  (State or other jurisdiction of        I.R.S. Employer Identification No.)
   Incorporation or organization)

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date:    15,799,026   February 14, 2002
                                         ---------------------------------------

Transitional Small Business Disclosure Format (check one).  Yes      ;  No   X
                                                                 ----       ----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of December 31, 2001 and June 30, 2001, and the related statements of operations for the three and six months ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants


Salt Lake City, Utah
February 22, 2002

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                 (Unaudited)
                                                                  December 31,     June 30,
ASSETS:                                                             2001             2001
-------
                                                               ---------------  --------------

Current Assets:
   Cash                                                        $        11,148  $           66
                                                               ---------------  --------------

       Total Current Assets                                             11,148              66
                                                               ---------------  --------------

Fixed Assets:
   Office Equipment                                                     13,745          13,745
   3-D Production and Exhibition Equipment                                   -       3,306,900
   Less Accumulated Depreciation                                        (6,872)     (3,312,398)
                                                               ---------------  --------------

       Net Fixed Assets                                                  6,873           8,247
                                                               ---------------  --------------

Intangible and Other Assets:
   Investments 3-D Projects                                                  -         350,000
   Investment in Wilfield Entertainment                                220,000         220,000
   Films, Manuscripts, Recordings and Similar Property                 286,292         286,292
   Intellectual Property                                                     -         100,000
   Licensing & Distribution Rights                                           -         255,000
   Less Accumulated Amortization                                             -        (214,666)
                                                               ---------------  --------------

       Net Intangible and Other Assets                                 506,292         996,626
                                                               ---------------  --------------

Total Assets:                                                  $       524,313  $    1,004,939
                                                               ===============  ==============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                 (Unaudited)
                                                                  December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                               2001             2001
-------------------------------------
                                                               ---------------  --------------

Liabilities:
   Accounts Payable                                            $       148,644  $      271,341
   Accrued Expenses                                                     64,740          99,399
   Payable to SAG for Route 66                                          71,493          71,493
   Loans from Shareholders                                             358,443         989,836
   Short-term Notes Payable                                                  -          16,000
                                                               ---------------  --------------

      Total Current Liabilities                                        643,320       1,448,069
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 14,107,526 shares at December 31, 2001
      and 7,859,100 shares at June 30, 2001                             14,108           7,859
  Additional Paid in Capital                                         8,704,036       6,459,026
  Stock Options Outstanding                                            487,500         487,500
  Deficit Accumulated During the Development Stage                  (9,324,651)     (7,397,515)
                                                               ---------------  --------------

     Total Stockholders' Equity                                       (119,007)       (443,130)
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       524,313  $    1,004,939
                                                               ===============  ==============

                See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                  Cumulative
                                                                                 Since May 5,
                             For the Three Months        For the Six Months          1999
                                    Ended                      Ended             Inception of
                                 December 31,               December 31,         Development
                          -------------------------- --------------------------
                              2001          2000         2001          2000         Stage
                          ------------ ------------- ------------ ------------- --------------

Revenues                  $          - $           - $          - $           - $            -
                          ------------ ------------- ------------ ------------- --------------

Expenses
Research & Development               -             -            -             -        293,000
General & Administrative       603,302       863,156    1,809,937     1,735,095      8,012,020
Consulting                           -       228,200            -       228,200        978,130
Advertising & Promotion              -        15,000            -       110,000        148,033
                          ------------ ------------- ------------ ------------- --------------

Operating Loss                (603,302)   (1,106,356)  (1,809,937)   (2,073,295)    (9,431,183)

Other income (expense):
   Interest                     (8,083)      (17,664)    (117,199)      (34,136)      (290,357)
   Loss on Sale of Assets            -             -            -             -        (15,883)
   Gain (Loss) on Trading
          Investments                -             -            -             -        412,772
                          ------------ ------------- ------------ ------------- --------------

Loss before taxes             (611,385)   (1,124,020)  (1,927,136)   (2,107,431)    (9,324,651)
Income taxes                         -             -            -             -              -
                          ------------ ------------- ------------ ------------- --------------

       Net Loss           $   (611,385)$  (1,124,020)$ (1,927,136)$  (2,107,431)$   (9,324,651)
                          ============ ============= ============ ============= ==============

Basic & Diluted loss
          Per Share       $     (0.05) $      (0.20) $     (0.20) $      (0.40)
                          ============ ============= ============ =============


                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                  Cumulative
                                                                                 Since May 5,
                                                      For the Six Months             1999
                                                            Ended                Inception of
                                                         December 31,            Development
                                                ------------------------------
                                                     2001            2000           Stage
                                                --------------- --------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                        $    (1,927,136)$   (2,107,431) $   (9,324,651)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                          1,375        606,191       3,529,556
   Issuance of Common Stock for Expenses              1,841,257        897,637       3,418,157
   Issuance of Common Stock for Expenses              1,841,257        897,637       3,418,157
   Issuance of Common Stock for Investment in
        Wilfield Entertainment                                -              -         220,000
   Issuance of Stock Options                                  -        487,500         487,500
   Notes Payable Converted to Stock                     161,196       (280,000)        825,847
   Realized gain on trading investments                       -              -        (412,773)
   Loss on sale of assets                                     -              -          15,883
   Cash acquired in merger                                    -              -             332

Change in operating assets and liabilities:
   Accounts Payable                                    (122,697)       (21,489)        131,214
   Accrued Expenses                                     (34,659)        26,998          64,740
   Payable to SAG for Route 66                                -         71,493          71,493
                                                --------------- --------------  --------------
  Net Cash Used in operating activities                 (80,664)      (319,101)       (972,702)
                                                --------------- --------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                      -              -         (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                    -       (228,292)       (456,292)
   Proceeds from sale of assets                               -              -          51,117
   Proceeds from sale of investments                          -              -         565,773
                                                --------------- --------------  --------------
Net cash used in investing activities                         -       (228,292)        146,853
                                                --------------- --------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                    49,146        525,450       1,648,035
Payments of principal on loans from shareholders           (400)        (9,000)     (1,023,538)
Proceeds from issuance of common stock                   43,000         44,050         148,500

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)



                                                                                  Cumulative
                                                                                 Since May 5,
                                                     For the Six Months              1999
                                                            Ended                Inception of
                                                        December 31,             Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

Proceeds from issuance of short-term notes     $               $   -   (22,000) $       64,000
                                               --------------- ---------------  --------------
Net Cash Provided by
   Financing Activities                                 91,746         538,500         836,997
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             11,082          (8,893)         11,148
Cash and Cash Equivalents
  at Beginning of Period                                    66           9,057               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $        11,148 $           164  $       11,148
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



                       See accompanying notes and accountants' report.
                                        7

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of December 31, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.
Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2001 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

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

Advertising Costs

     Advertising costs are expensed as incurred. There was no advertising expense for the three months ended December 31, 2001

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)
--------------

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                  For the Three Months ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $      (611,385)      11,162,960  $       (0.05)
                                              ===============  ===============  ==============

                  For the Three Months ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $    (1,124,020)       5,674,484  $       (0.20)
                                              ===============  ===============  ==============

                   For the Six Months ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $    (1,927,136)       9,720,780  $       (0.20)
                                              ===============  ===============  ==============

                   For the Six Months ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $    (2,107,431)       5,332,736  $       (0.40)
                                              ===============  ===============  ==============

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2001 and 2000 and are thus not considered. The Company has $436,000 debt convertible into 872,000 shares at $.50 per share, $10,000 debt convertible into 50,000 at $.20 per share and commitments to issue approximately 600,000 shares (see note 7).

NOTE 2 - INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,300,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

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

NOTE 4 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the quarter ended December 31, 2001 and 2000 the rental payments were $1,500 and $19,579, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

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

     In addition to the asset acquisition, on December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the Company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and $366,084 notes payable in exchange for 1,200,000 shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 2,670,000 shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

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

                       STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

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

     During the quarter ended September 30, 2001,100,000 shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $.26 per share.

     During the quarter ended September 30, 2001, the Company issued 3,080,000 shares to various consultants for services at the market value on the date of issuance and 90,000 restricted common shares to individuals for cash at $.50 per share.

     During the quarter ended December 31, 2001, the Company issued 647,795 shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $.14 and $.35 per share.

     During the quarter ended December 31, 2001, the Company issued 2,370,631 shares to various consultants for services at the market value on the date of issuance. Also, 40,000 shares issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

     The Company's common stock is traded on the over-the-counter and reported on the OTC Bulletin Board (OTCBB) under the symbol "SVED."

Results of Operations

     There were no revenues from sales for the period from inception to December 31, 2001. The Company has sustained a net loss of approximately $9 million for the period ended December 31, 2001, which was due to primarily to general and administrative expenses. The company currently has four employees and they are as follows. John Honour, President and CEO. Mr. Honour handles the day to day administrative, strategic, capital formation, and most other day-to-day operational activities of the company. Elizabeth Storarski is the administrative manager and handles the day-today administrative tasks and general office tasks of the company. The third employee is Mr. Daniel Symmes. Mr. Symmes is the director of technology and handles all 3-D technological issues as well as R&D for the company's next generation of 3-D production and exhibition optics. Mr.
Honour  spends in excess of 60 hours per week  working  for Stereo  Vision.  The forth employee is Mr. Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week working for the joint venture partner on projects for Stereo Vision. Mr. Condon was originally considered a key advisor of the company. Mr. Condon and the company did not finalize a written contract and during the early part of 2000, the parties mutually decided to not enter into an agreement. In April 2000, the company entered into a contract with Mr. Condon's long time associate, Mr. Daniel Symmes, who is considered to be equally as capable as Mr. Condon regarding stereoscopic 3-D technology and film production. Mr. Friedman resigned from the company in early January 2001 due to the company's inability to perform under the terms of his contract. Mr. Solomon resigned in February 2001 to pursue a position of chairman and CEO of TMTV, a NASDAQ company.

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

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through December 31, 2001, seven persons, including the aforementioned major shareholder and one director, loaned the Company approximately $1,315,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Competition

     SVED competes with a large array of diverse global media conglomerates, upstart "entertainment, information and commerce" companies, as well as with a number of smaller, independent production companies. Currently, no companies have established a substantial presence in the 3-D video software home market. The competitive environment in this market consists of limited suppliers of 3-D viewers and content (DVD, CD-ROM, videotape) kits such as V-REX, VIDMAX, and others. Conversely, competition in the special venue markets (theatrical) is much more developed. SVED's current and potential competitors include:

         o        IMAX, Iwerks, Showscan, Cinema Ride and New Visual
                  Entertainment
         o        Fox, Disney, Warner Bros., Universal and others
         o        Globcast, Vyvx and COMSAT World Systems
         o        Universal music, EMI, BMG and others

     A portion of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures produced by the Company. Other companies compete in areas of satellite production and transmission services and music production, distribution and promotion. The Company's innovative 3-D technology combined with lower cost production and exhibition is anticipated to achieve favorable results in effectively competing and establishing itself in the marketplace. SVED also intends to use its core competencies in areas of music production and production services to diversify and compete in the global marketplace.

     Most of SVED's competitors have operating histories, larger customer bases and significantly greater financial, marketing and other resources. Certain of SVED's competitors have the financial resources to devote greater resources to marketing and promotional campaigns and devote substantially more resources to technology development. Increased competition may result in reduced operating margins.

Employees

     As of December 31, 2001 the Company had four employees. John H. Honour, CEO; Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week; Daniel Symmes, consultant (who devotes approximately 15 to 20 hours each week) and Elizabeth Stolarski, Secretary.


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

        (b) The Company has not filed a report on Form 8-K for the period ended December 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


STEREO VISION ENTERTAINMENT, INC.
(Registrant)

Dated: March 1, 2002                By  /S/     John Honour
                                    -----------------------------------------
                                            John Honour,
                                            C.E.O. and President,

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of March 2002.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)


/S/     Herky Williams
-----------------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)