Form 10QSB
period 2002-03-31
STEREO VISION ENTERTAINMENT INC
filed 2002-05-20
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-28553

                              STEREO VISION ENTERTAINMENT, INC.
                              ---------------------------------
              (Exact name of small business issuer as specified in its charter)

              NEVADA                                   95-4786792
------------------------------------       -------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 17,069,526 as of March 31,

        Transitional  Small Business  Disclosure  Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of March 31, 2002 and June 30, 2001, and the related statements of operations for the three and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   ------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
May 17, 2002

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                  March 31,        June 30,
ASSETS:                                                             2002             2001
                                                               ---------------  --------------

Current Assets:
   Cash                                                        $            53  $           66
                                                               ---------------  --------------

       Total Current Assets                                                 53              66
                                                               ---------------  --------------

Fixed Assets:
   Office Equipment                                                     13,745          13,745
   3-D Production and Exhibition Equipment                                   -       3,306,900
   Less Accumulated Depreciation                                        (7,560)     (3,312,398)
                                                               ---------------  --------------

       Net Fixed Assets                                                  6,185           8,247
                                                               ---------------  --------------

Intangible and Other Assets:
   Investments 3-D Projects                                                  -         350,000
   Investment in Wilfield Entertainment                                220,000         220,000
   Films, Manuscripts, Recordings and Similar Property                 303,793         286,292
   Intellectual Property                                                     -         100,000
   Licensing & Distribution Rights                                           -         255,000
   Less Accumulated Amortization                                             -        (214,666)
                                                               ---------------  --------------

       Net Intangible and Other Assets                                 523,793         996,626
                                                               ---------------  --------------

Total Assets:                                                  $       530,031  $    1,004,939
                                                               ===============  ==============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                     March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                               2002             2001
-------------------------------------
                                                               ---------------  --------------

Liabilities:
   Accounts Payable                                            $       190,769  $      271,341
   Accrued Expenses                                                     71,515          99,399
   Payable to SAG for Route 66                                          71,493          71,493
   Loans from Shareholders                                             375,444         989,836
   Short-term Notes Payable                                                  -          16,000
                                                               ---------------  --------------

      Total Current Liabilities                                        709,221       1,448,069
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 17,069,526 shares at March 31, 2002
      and 7,859,100 shares at June 30, 2001                             17,070           7,859
  Additional Paid in Capital                                         8,801,074       6,459,026
  Stock Options Outstanding                                            487,500         487,500
  Deficit Accumulated During the Development Stage                  (9,484,834)     (7,397,515)
                                                               ---------------  --------------

     Total Stockholders' Equity                                       (179,190)       (443,130)
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       530,031  $    1,004,939
                                                               ===============  ==============












                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                  Cumulative
                                                                                 Since May 5,
                             For the Three Months       For the Nine Months          1999
                                    Ended                      Ended             Inception of
                                  March 31,                  March 31,           Development
                          -------------------------- --------------------------
                              2002          2001         2002          2001         Stage
                          ------------ ------------- ------------ ------------- --------------

Revenues                  $          - $           - $          - $           - $            -
                          ------------ ------------- ------------ ------------- --------------

Expenses
Research & Development               -             -            -             -        293,000
General & Administrative       153,407       534,226    1,963,344     2,226,721      8,165,427
Consulting                           -         6,000            -       234,200        978,130
Advertising & Promotion              -        23,533            -       133,533        148,033
                          ------------ ------------- ------------ ------------- --------------

Operating Loss                (153,407)     (563,759)  (1,963,344)   (2,594,454)    (9,584,590)

Other income (expense):
   Interest                     (6,776)      (20,038)    (123,975)      (54,174)      (297,133)
   Loss on Sale of Assets            -             -            -             -        (15,883)
   Gain (Loss) on Trading
          Investments                -             -            -             -        412,772
                          ------------ ------------- ------------ ------------- --------------

Loss before taxes             (160,183)     (583,797)  (2,087,319)   (2,648,628)    (9,484,834)
Income taxes                         -             -            -             -              -
                          ------------ ------------- ------------ ------------- --------------

       Net Loss           $   (160,183)$    (583,797)$ (2,087,319)$  (2,648,628)$   (9,484,834)
                          ============ ============= ============ ============= ==============

Basic & Diluted loss
          Per Share       $     (0.01) $      (0.09) $     (0.20) $      (0.49)
                          ============ ============= ============ =============







                       See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                 Since May 5,
                                                     For the Nine Months             1999
                                                            Ended                Inception of
                                                          March 31,              Development
                                                ------------------------------
                                                     2002            2001           Stage
                                                --------------- --------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                        $    (2,087,319)$   (2,648,628) $   (9,484,834)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                          2,062        909,287       3,530,243
   Issuance of Common Stock for Expenses              1,841,257      1,108,587       3,418,157
   Issuance of Common Stock for Investment in
        Wilfield Entertainment                                -              -         220,000
   Issuance of Stock Options                                  -        487,500         487,500
   Notes Payable Converted to Stock                     161,196       (280,000)        825,847
   Realized gain on trading investments                       -              -        (412,773)
   Loss on sale of assets                                     -              -          15,883
   Cash acquired in merger                                    -              -             332

Change in operating assets and liabilities:
   Accounts Payable                                     (80,572)        13,528         173,339
   Accrued Expenses                                     (27,884)        47,036          71,516
   Payable to SAG for Route 66                                -         71,493          71,493
                                                --------------- --------------  --------------
  Net Cash Used in operating activities                (191,260)      (291,197)     (1,083,297)
                                                --------------- --------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                      -              -         (13,745)
   Investment in films, manuscripts, recordings
      and similar property                              (17,500)      (261,293)       (473,792)
   Proceeds from sale of assets                               -              -          51,117
   Proceeds from sale of investments                          -              -         565,773
                                                --------------- --------------  --------------
Net cash used in investing activities                   (17,500)      (261,293)        129,353
                                                --------------- --------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                    74,147        549,433       1,673,035
Payments of principal on loans from shareholders         (8,400)       (31,000)     (1,031,538)
Proceeds from issuance of common stock                  143,000         25,000         248,500

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                  Cumulative
                                                                                 Since May 5,
                                                     For the Nine Months             1999
                                                            Ended                Inception of
                                                          March 31,              Development
                                               -------------------------------
                                                    2002            2,001           Stage
                                               --------------- ---------------  --------------

Proceeds from issuance of short-term notes     $             - $             -  $       64,000
                                               --------------- ---------------  --------------
Net Cash Provided by
   Financing Activities                                208,747 $       543,433         953,997
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                (13)         (9,057)             53
Cash and Cash Equivalents
  at Beginning of Period                                    66           9,057               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $            53 $                $  -        53
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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2002 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

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

Advertising Costs

        Advertising costs are expensed as incurred. There was no advertising expense for the three months ended March 31, 2002.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share(Continued)

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                    For the Three Months ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $      (160,183)      15,857,926  $       (0.01)
                                              ===============  ===============  ==============

                    For the Three Months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $      (583,797)       6,376,567  $       (0.09)
                                              ===============  ===============  ==============

                    For the Nine Months ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $    (2,087,319)      10,295,729  $       (0.20)
                                              ===============  ===============  ==============

                    For the Nine Months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $    (2,648,628)       5,357,290  $       (0.49)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2002 and 2001 and are thus not considered. The Company has $66,950 debt convertible into 133,900 shares at $.50 per share and commitments to issue approximately 600,000 shares (see note 7).

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,480,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

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

NOTE 4 - RENT EXPENSE

        The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the quarters ended March 31, 2002 the rental payments were $1,500 and $3,500, respectively.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

        The loans are payable to various shareholders, are unsecured with interest at rates of between 4.75% to12% and have no fixed terms of repayment. Approximately $66,950 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

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

        On January 15, 2002, 300,000 shares of common stock were issued for cash at $.33 per share. Also during the quarter, 2,662,000 were issued in connection with previous debt cancellation.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 7 - COMMITMENTS

        On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 265,000 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels). Currently, this project is being restructured.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

the form of a convertible loan at the rate of 9% interest, payable within twenty-four months after the date the loan is funded by the Company. At the option of the Company, the loan amount plus 100,000 shares of the common stock of the Company, may be converted to 51% of the outstanding common stock of
Jannus Records. To date, no funds have been paid under this agreement and the 100,000 shares have not been issued. This project is currently being restructured.

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

Results of Operations

        There were no revenues from sales for the period from inception to March 31, 2002. The Company has sustained a net loss of approximately $9 million for the period from inception to March 31, 2002, which was due to primarily to general and administrative expenses. The company currently has four employees and they are as follows. John Honour, President and CEO. Mr. Honour handles the day to day administrative, strategic, capital formation, and most other day-to-day operational activities of the company. Elizabeth Storarski is the administrative manager and handles the day-today administrative tasks and general office tasks of the company. The third employee is Mr. Daniel Symmes. Mr. Symmes is the director of technology and handles all 3-D technological issues as well as R&D for the company's next generation of 3-D production and exhibition optics. Mr. Honour spends in excess of 60 hours per week working for Stereo Vision. The forth employee is Mr. Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week working for the joint venture partner on projects for Stereo Vision. Mr. Condon was originally considered a key advisor of the company. Mr. Condon and the company did not finalize a written contract and during the early part of 2000, the parties mutually decided to not enter into an agreement. In April 2000, the company entered into a contract with Mr. Condon's long time associate, Mr. Daniel Symmes, who is considered to be equally as capable as Mr. Condon regarding stereoscopic 3-D technology and film production. Mr. Friedman resigned from the company in early January 2001 due to the company's inability to perform under the terms of his contract. Mr. Solomon resigned in February 2001 to pursue a position of chairman and CEO of TMTV, a NASDAQ company.

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

        The Company is also in the business of producing music entertainment products through its March 2000 acquisition of a joint venture interest. Wilfield Entertainment ("Wilfield"). Mr Herky Williams owns fifty (50%) percent of Wilfield and simultaneously serves as the Secretary-Treasurer and Director of Stereo Vision Entertainment, Inc. The Company and Wilfield , under a revised Agreement dated February 21, 2001, have entered into a joint venture to produce thirteen (13) music albums for sale and distribution by the Company. Pursuant to that Agreement, the Company will issue 400,000 shares of its restricted common stock to Mr. Williams as consideration for its participation in the joint venture. The Agreement calls for the Company to pay for the production costs for each album (estimated to be $80,000 per album). The Company expects that this effort will require capital of approximately $750,000 to $1,000,000. From the anticipated revenues generated from the sales of the albums, the Company will first deduct the production costs it has paid and then share the remaining monies, fifty-one (51%) percent to the Company and forty-nine (49%) percent to Wilfield. Historically the joint venture partner has been an active producer for over 30 years. Producing over 40 albums including gold and platinum albums produced for Tanya Tucker, Lee Greenwood, Anne Murry, and many others. In the last three years the joint venture partner has concentrated on publishing, acquiring or creating content to be recorded. In the last three years 2 albums have been made, including Lee Greenwood's "Same River Different Bridge," Mark Neslar's "I'm Just that Way."

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

        The Company has also relied on loans from officers, directors and shareholders to support its operations. During October 1999 through March 31, 2002, seven persons, including the aforementioned major shareholder and one director, loaned the Company approximately $1,340,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

Employees

        As of March 31, 2002, the Company had four employees. John H. Honour, CEO; Herky Williams, Secretary/Treasurer who spends approximately 15-20 hours per week; Daniel Symmes, consultant (who devotes approximately 15 to 20 hours each week) and Elizabeth Stolarski, Secretary.


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

        (b) The Company has not filed a report on Form 8-K for the period ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 20, 2002                         By  /S/     John Honour
                                            ------------------------------------
                                            John Honour,
                                            C.E.O. and President,

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of May 2002.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)


/S/     Herky Williams
--------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)