Form 10KSB
period 2002-06-30
STEREO VISION ENTERTAINMENT INC
filed 2002-10-11
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2002

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-28553
                                   ----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                        95-4786792
------------------------------------                    --------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                (Former address)


Issuer's telephone number                      (818) 909-7911
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

     As of June 30, 2002, there were 18,485,151 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $524,662 computed at the average bid and asked price as of October 7, 2002.


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

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                                                         Page
-----------------------                                                                                         -----

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property........................................................................10

Item 3.           Legal Proceedings..............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................................10

Item 6.           Management's Discussion and Analysis or Plan of Operations.....................................14

Item 7.           Financial Statements...........................................................................16

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................16

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................16

Item 10.          Executive Compensation.........................................................................19

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................19

Item 12.          Certain Relationships and Related Transactions.................................................20

Item 13.          Exhibits and Reports on Form 8-K...............................................................20



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

     The executive offices of the Company are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

     The Company has incurred net losses of approximately $2,166,183 and $4,572,325 for the fiscal years ended June 30, 2002 and 2001. Such operating losses reflect developmental and other start-up activities for 2002 and 2001. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

BUSINESS - OVERVIEW

     Currently, management believes that SVEI's principal expertise is in the content production segment of the multi-media entertainment industry. SVEI also intends to acquire additional intellectual property assets. In utilizing the SVEI's existing physical and managerial assets, SVEI's initial operating activities are anticipated to encompass the production, acquisition, marketing and distribution of music content and the production, distribution, exhibition of independent feature length theatrical films and related technology. SVEI intends to use traditional distribution channels for its content and, when available and if practical, alternative and complimentary distribution channels such as the Internet.

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

     SVEI anticipates generating revenues from several sources, including, production and distribution of new and existing independent feature films, intellectual property music assets, and also providing integrated solutions to help organizations broadcast audio, video, animation, and music over the Internet. When appropriate, SVEI will attempt to acquire other assets and existing operating global multi-media entertainment companies with seasoned management teams.

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

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These copyright laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended.

COMPETITION

     SVEI competes with a large array of diverse global media conglomerates, upstart "entertainment, information and commerce" companies, as well as with a number of smaller, independent production companies. SVEI's current and potential competitors include:

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

EMPLOYEES

     As of October 7, 2002, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


     In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2002.

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

     Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the "pink sheets" under the trading symbol "SVED." There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:



                                                    High                 Low
                   2001:
Quarter ended September 30, 2000                 $         2.13      $         0.75
Quarter ended December 31, 2000                  $         1.70      $         0.85
Quarter ended March 31, 2001                     $         1.50      $         0.30
Quarter ended June 30, 2001                      $         1.00      $         0.30
                   2002:
Quarter ended September 30, 2001                 $         0.52      $         0.18
Quarter ended December 31, 2001                  $         0.65      $         0.07
Quarter ended March 31, 2002                     $         0.38      $         0.10
Quarter ended June 30, 2002                      $         0.14      $         0.01

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

     The number of shareholders of record of the Company's Common Stock as of June 30, 2002 was approximately 128.

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

     During the quarter ended June 30, 2002, the Company issued 300,000 shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 250,000 shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

     On April 29, 2002, 200,000 common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $.06.

     On May 30, 2002, 100,000 common shares were issued to various people for services connected with the project "Mad Dog and Oakies." The value of the shares were $.03.

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

     The current plan of SVEI incorporates operational resources that will reach the mass market by aligning itself with already-established, branded products and titles for the production, promotion and distribution. The Company's management intends to aggressively evaluate and pursue production opportunities in order to increase SVEI's content library. As a development stage company, SVEI has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for SVEI's production and revenue goals, management must obtain working capital through either debt or equity financing.

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

     Results of Operations - There were no revenues from sales for the two years ended June 30, 2002. SVEI has sustained a net loss of approximately $2.2 million for the year ended June 30, 2002, which was due to general and administrative expenses incurred by SVEI. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the process of developing a detailed plan of operations to exploit its asset base. On a preliminary basis, the Company estimates that it will require from $3,000,000 to $5,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing movies and equipment, and efforts to arrange development of additional movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

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

     The Company has also relied on loans from officers, directors and shareholders to support its operations. During the year, three persons, including the aforementioned major shareholder and one director, loaned the Company $795,000. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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


Director's   Name             Age                      Office                              Term Expires
Thomas E. Noonan              71          Chairman of the Board, Director               next annual meeting
John Honour                   51                   CEO, President                       next annual meeting
Herky Williams                48           Secretary-Treasurer, Director                next annual meeting
John C. Bodziak, Jr.          28                      Director                          next annual meeting
Rocco Urbisci                 52                      Director                          next annual meeting

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

Conflicts of Interest

     Certain conflicts of interest existed at June 30, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,859,100 shares of issued and outstanding Common Stock of the Company as of June 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
--------------------------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(5 persons)                      common stock               5,368,601          29%

John Honour
3650 Campus Dr.






Name and Address
Oceanside, CA 92056              common stock               4,077,351          22%

*The address of all five officers and directors is in care of the Company.


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

1.       Financial Statements                                                                                  Page

Robison, Hill & Co.'s Independent Auditor's Report............................................................F - 1

Balance Sheets
   June 30, 2001 and 2000 ....................................................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2001 and 2000 ........................................................................F - 4





Statement of Stockholders' Equity for the
   Years Ended June 30, 2001 and 2000 ........................................................................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2001 and 2000........................................................................F - 11

Notes to Financial Statements................................................................................F - 13





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

3.6 *    Bylaws of SVE Merger, Inc.

4.1 * Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

4.2 *    Specimen Stock Certificate of SVE Merger, Inc.

10.1* Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.

99.1     Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to
         Section 906 ofthe Sarbanes-Oxley Act of 2002.

99.2     Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


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

                        STEREO VISION ENTERTAINMENT, INC.

Dated: October 8, 2002                 By  /S/     John Honour
                                       -----------------------------------------
                                        John Honour,
                                         C.E.O., President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of October 2002.

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



/S/    John C. Bodziak
-----------------------------------------------------------
John C. Bodziak
Director


I, John Honour, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Stereo Vision Entertainment,Inc..

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: 10/08/02



John Honour
CEO, President, and Director
(Principal Executive Officer)


I, Herky William, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Stereo Vison Entertainment, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: 10/08/02



Herky Williams
Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2002 and 2001



                                                     CONTENTS



                                                                                                             Page

Independent Auditor's Report..................................................................................F - 1

Balance Sheets
   June 30, 2002 and 2001.....................................................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2002 and 2001.........................................................................F - 4

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2002 ...........................................................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2002 and 2001........................................................................F - 11

Notes to Financial Statements................................................................................F - 13


                          INDEPENDENT AUDITOR'S REPORT



Stereo Vision Entertainment, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2002 and 2001 and the related statements of operations, and cash flows for the two years ended June 30, 2002 and 2001 and the statement of stockholders equity for the period May 5, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the two years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             Respectfully submitted


                               /s/ Robison, Hill & Co.
                             Certified Public Accountants

Salt Lake City, Utah
September 19, 2002

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                                  BALANCE SHEETS



                                                                                            June 30,
                                                                             --------------------------------------
ASSETS:                                                                             2002                2001
-------
                                                                             ------------------  ------------------

Current Assets:
   Cash                                                                      $            1,007  $               66
                                                                             ------------------  ------------------

       Total Current Assets                                                               1,007                  66
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   3-D Production and Exhibition Equipment                                                    -           3,306,900
   Less Accumulated Depreciation                                                         (8,247)         (3,312,398)
                                                                             ------------------  ------------------

       Net Fixed Assets                                                                   5,498               8,247
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investments 3-D Projects                                                                   -             350,000
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  318,461             286,292
   Intellectual Property                                                                      -             100,000
   Licensing & Distribution Rights                                                            -             255,000
   Less Accumulated Amortization                                                              -            (214,666)
                                                                             ------------------  ------------------

       Net Intangible and Other Assets                                                  538,461             996,626
                                                                             ------------------  ------------------

Total Assets:                                                                $          544,966  $        1,004,939
                                                                             ==================  ==================

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Continued)



                                                                                            June 30,
                                                                             --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                               2002                2001
-------------------------------------
                                                                             ------------------  ------------------

Liabilities:
   Accounts Payable                                                          $          201,407  $          271,341
   Accrued Expenses                                                                      69,051              99,399
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              386,944             989,836
   Short-term Notes Payable                                                                   -              16,000
                                                                             ------------------  ------------------

      Total Current Liabilities                                                         728,895           1,448,069
                                                                             ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 18,485,151 shares at June 30, 2002
      and 7,859,100 shares at June 30, 2001                                              18,485               7,859
  Additional Paid in Capital                                                          8,873,784           6,459,026
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                   (9,563,698)         (7,397,515)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (183,929)           (443,130)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          544,966  $        1,004,939
                                                                             ==================  ==================














   The accompanying notes are an integral part of these financial statements.

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS




                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                             For the              For the               1999
                                                            Year Ended           Year Ended         Inception of
                                                             June 30,             June 30,          Development
                                                               2002                 2001               Stage
                                                        ------------------   ------------------  ------------------
Revenues:                                               $                -   $                -  $                -

Expenses:
Research & Development                                                   -                    -             293,000
General & Administrative Expenses                                2,026,025            4,215,353           8,228,108
Consulting                                                          10,725              128,200             988,855
Advertising & Promotion                                                  -              148,033             148,033
                                                        ------------------   ------------------  ------------------

Operating Loss                                                  (2,036,750)          (4,491,586)         (9,657,996)

Other Income (Expense)
   Interest                                                       (129,433)             (80,739)           (302,591)
   Loss on Sale of Assets                                                -                    -             (15,883)
   Gain on Trading Investments                                           -                    -             412,772
                                                        ------------------   ------------------  ------------------

     Net Loss                                           $       (2,166,183)  $       (4,572,325) $       (9,563,698)
                                                        ==================   ==================  ==================

Basic & Diluted loss per share                          $           (0.16)   $           (0.77)
                                                        ==================   ==================














   The accompanying notes are an integral part of these financial statements.

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable                    1,530,000  $      1,530 $          3,470  $                   -

Net Loss                                                     -             -                            (144,977)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 1999                             1,530,000         1,530            3,470           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                               1,470,000         1,470        4,010,430                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                                1,200,000         1,200         (113,266)                 -

December 31, 1999 Stock Issued
   for Services                                        350,000           350          699,650                  -

February 14, 2000 Stock Issued
   for Services                                        100,000           100           99,900                  -

April 17, 2000 Stock Issued for
   Services                                            100,000           100           99,900                  -

May 4, 2000 Stock Issued for Cash                       55,000            55           54,945                  -

June 2, 2000 Stock Issued for Services                 100,000           100           99,900                  -

June 30, 2000 Stock Issued for Cash                     35,500            36           35,465                  -

Net Loss                                                     -             -                -         (2,680,213)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2000                             4,940,500         4,941        4,990,394         (2,825,190)

September 13, 2000 Stock Issued for
   Services                                            125,000           125          141,125                  -


                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------

September 29, 2000 Stock Issued for
  Advertising                                          100,000  $        100 $         94,900  $               -

October 27, 2000 Stock Issued for
  Advertising                                           12,500            12           12,487                  -

November 15, 2000 Stock Issued for
  Conversion of Note Payable                           800,000           800          406,338                  -

November 22, 2000 Stock Issued for
  Conversion of Note Payable                            50,000            50           24,950                  -

November 22, 2000 Stock Issued for
  Consulting                                           102,000           102          101,898                  -

December 4, 2000 Stock Issued for
   Services                                             10,000            10           10,190                  -

December 14, 2000 Stock Issued for
   Services                                            100,000           100          105,900                  -

January 23, 2001 Stock Issued for
   Cash                                                 15,000            15           14,985                  -

January 30, 2001 Stock Issued for
   Services                                            118,100           118           64,832                  -

March 10, 2001 Stock Issued for
   Services                                            200,000           200          153,800                  -

April 9, 2001 Stock Issued for
   Advertising                                          90,000            90           49,410                  -

April 18, 2001 Stock Issued for
  Acquisition of Wilfield Entertainment                400,000           400          219,600                  -



                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------

May 25, 2001 Shares Cancelled for
   Non-Performance of Advertising and
   Services                                           (350,000) $       (350)$       (328,150) $               -

June 1, 2001 Shares Issued for
   Conversion of Notes Payable                          21,000            21            7,492                  -

June 15, 2001 Shares Issued for
   Services                                             25,000            25           14,975                  -

June 28, 2001 Shares Issued for
   Advertising                                         100,000           100           59,900                  -

June 28, 2001 Shares Issued for
   Services                                            150,000           150           89,850                  -

June 29, 2001 Shares Issued for
   Conversion of Notes Payable                         850,000           850          224,150                  -

Net Loss                                                     -             -                -         (4,572,325)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2001                             7,859,100         7,859        6,459,026         (7,397,515)

July 3, 2001 Shares Issued for Expenses                 25,000            25            9,975                  -

July 3, 2001 Shares Issued for Services                125,000           125           74,875                  -

July 25, 2001 Shares Issued for Cash                    40,000            40           19,960                  -

July 30, 2001 Shares Issued for
    Consulting                                         110,000           110           44,990                  -

August 29, 2001 Shares Issued for
    Interest on Notes Payable                          335,000           335          100,165                  -

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
September 10, 2001 Shares Issued for
    Services                                            20,000  $         20 $          5,980  $               -

September 10, 2001 Shares Issued for
   Conversion of Note Payable                          100,000           100           25,500                  -

September 25, 2001 Shares Canceled
   For Non-Performance of Contract                    (100,000)         (100)          70,632                  -

September 27, 2001 Shares Issued for
    Services                                         2,525,000         2,525        1,133,725                  -

September 27, 2001 Shares Issued for
   Cash and Commission                                  50,000            50           24,950                  -

October 2, 2001 Shares Issued for
   Services                                            450,000           450          242,550                  -

October 31, 2001 Shares Issued for
   Conversion of Note Payable                          254,557           255           88,840                  -

November 1, 2001 Shares Issued for
   Services                                             70,631            71           14,055                  -

November 7, 2001 Shares Issued for
   Conversion of Note Payable                          222,738           223           55,462                  -

December 19, 2001 Shares Issued for
   Services                                          1,100,000         1,100          152,900                  -

December 19, 2001 Shares Issued for
   Conversion of Note Payable                          170,500           170           23,700                  -


                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
December 20, 2001 Shares Issued for
   Services                                            750,000  $        750 $        156,750  $               -

January 1, 2002 Shares Issued for Cash                 300,000           300           99,700                  -

January 24, 2002 Shares Issued for
  Previous Conversion of Note Payable                1,391,500         1,391           (1,392)                 -

February 25, 2002 Shares Issued for
  Previous Conversion of Note Payable                1,588,124         1,588           (1,588)                 -

April 10, 2002 Shares Issued for
  Conversion of Note Payable                           248,000           248           32,379                  -

April 15, 2002 Shares Issued for Rent                   50,000            50            3,950                  -

April 15, 2002 Shares Issued for Cash                  100,000           100            2,900                  -

April 29, 2002 Shares Issued for
   Project Agreement                                   200,000           200           11,800                  -

April 29, 2002 Shares Issued for
   Consulting                                          100,000           100            5,900                  -

May 8, 2002 Shares Issued for Cash                     100,000           100            2,400                  -

May 24, 2002 Shares Issued for
   Consulting                                          100,000           100            3,400                  -

May 30, 2002 Shares Issued for
  Project Agreement                                    100,000           100            2,900                  -

June 24, 2002 Shares Issued for Cash                   100,001           100            7,400                  -



                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
Net Loss                                                     -  $          -  $            -   $      (2,166,183)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2002                            18,485,151  $     18,485 $      8,873,784  $      (9,563,698)
                                                ==============  ============ ================  =================






























   The accompanying notes are an integral part of these financial statements.

                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS



                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                         For the                        1999
                                                                       Years Ended                  Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                  2002               2001              Stage
                                                           ------------------   ---------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $       (2,166,183)  $    (4,572,325) $       (9,563,698)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                        2,749         2,773,974           3,530,930
   Issuance of Common Stock for Expenses                            2,023,580           571,900           3,600,480
   Issuance of Stock Options                                                -           487,500             487,500
   Realized gain on trading investments                                     -                 -            (412,773)
   Loss on sale of assets                                                   -                 -              15,883
   Cash acquired in merger                                                  -                 -                 332

Change in operating assets and liabilities:
   Accounts Payable                                                   (69,934)           20,978             183,977
   Accrued Expenses                                                   (30,348)           73,087              69,051
   Payable to SAG for Route 66                                              -            71,493              71,493
                                                           ------------------   ---------------  ------------------
  Net Cash Used in operating activities                              (240,136)         (573,393)         (2,016,825)
                                                           ------------------   ---------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                    -                 -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                            (17,169)         (261,292)           (253,461)
   Proceeds from sale of assets                                             -                 -              51,117
   Proceeds from sale of investments                                        -                 -             565,773
                                                           ------------------   ---------------  ------------------
Net cash used in investing activities                                 (17,169)         (261,292)            349,684
                                                           ------------------   ---------------  ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from loans from shareholders                                 110,646           793,181           1,709,535


                                         STEREO VISION ENTERTAINMENT, INC.
                                         ---------------------------------
                                           (A Development Stage Company)
                                           -----------------------------
                                             STATEMENTS OF CASH FLOWS
                                             -------------------------
                                                    (Continued)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                         For the                        1999
                                                                       Years Ended                  Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments of principal on Shareholder Loans                $          (8,400) $           (8,487) $         (366,887)
Proceeds from issuance of common stock                              156,000              15,000             261,500
Proceeds from issuance of short-term notes                                -              26,000              64,000
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           258,246             825,694           1,668,148
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                             941              (8,991)              1,007
Cash and Cash Equivalents
  at Beginning of Period                                                 66               9,057                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $           1,007  $66                 $            1,007
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $                  $-          43,773  $           43,773
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $                  $-                  $                   -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -             220,000             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                          3,000                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                      12,000                   -                   -
Notes Payable Converted to Stock                                    193,823             664,651             858,474


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9,563,698 for the period from May 5, 1999 (inception) to June 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

     The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration and profitable operations.

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2002 is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

     The Company anticipates generating revenues from several sources, including, production of and exhibition of new and existing feature films and providing integrated solutions to help organizations broadcast audio, video, animation, and music over the Internet as well as expanding into other areas of the entertainment industry .

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:



                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                     For the Year Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $       (2,166,183)          13,611,695  $           (0.16)
                                                        ==================  ===================  ==================

                                                                     For the Year Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $       (4,572,325)           5,959,122  $           (0.77)
                                                        ==================  ===================  ==================


     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2002 and 2001 and are thus not considered. The Company has $66,950 debt convertible into 133,900 shares at $.50 per share and commitments to issue approximately 600,000 shares (see note 7).

Reclassification

     Certain reclassifications have been made in the June 30, 2001 financial statements to conform with the June 30, 2002 presentation.

Joint Venture Operations Accounting

     Joint venture operations are accounted for under the equity method of accounting.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $0 and $148,033 for the years ended June 30, 2002 and 2001, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

NOTE 2 - INCOME TAXES

     As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,564,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 4 - RENT EXPENSE

     The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the years ended June 30, 2002 and 2001 the rental payments were $4,000 and $38,129, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)
----------------------------------

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

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)
----------------------------------

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

     During the quarter ended June 30, 2002, the Company issued 300,000 shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 250,000 shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

     On April 29, 2002, 200,000 common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $.06.

     On May 30, 2002, 100,000 common shares were issued to various people for services connected with the project "Mad Dog and Oakies." The value of the shares were $.03.

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

     On September 28, 2000 the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non-exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share. The option is exercisable after September 28, 2002. Currently the terms of the stock options are being reviewed.

     On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. (which is owned and controlled by John C. Bodziack, Jr. a Director of the Company) to engage in the promotion and development of concerts, records, and Internet broadcasting of the concert events. It is the intention of the Company to utilize "Jannus landing", Mr. Bodziack's concert venue to jointly present entertainment and recordings of the concerts in conjunction with the Wilfield

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)
--------------------

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

     On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005. On the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense. In January 2001, Mr. Friedman tendered his resignation because he had an opportunity to assume a similar position with a competitor company in the entertainment industry. Upon acceptance of his resignation by the board, the Agreement was canceled and no further sums are due Mr. Friedman. Currently the terms of the stock options are being reviewed.