Form 10QSB
period 2002-09-30
STEREO VISION ENTERTAINMENT INC
filed 2002-11-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 000-28553
                                               ----------

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    95-4786792
-------------------------------             ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 21,668,485 as of November 15, 2002

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of September 30, 2002 and June 30, 2002, and the related statements of operations and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
November 19, 2002

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               September 30,          June 30,
ASSETS:                                                                             2002                2002
-------                                                                      ------------------  ------------------
Current Assets:
   Cash                                                                      $            8,445  $            1,007
                                                                             ------------------  ------------------

       Total Current Assets                                                               8,445               1,007
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                         (8,934)             (8,247)
                                                                             ------------------  ------------------

       Net Fixed Assets                                                                   4,811               5,498
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  324,008             318,461
                                                                             ------------------  ------------------

       Net Intangible and Other Assets                                                  544,008             538,461
                                                                             ------------------  ------------------

Total Assets:                                                                $          557,264  $          544,966
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               September 30,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                               2002                2002
-------------------------------------                                       ------------------  ------------------
Liabilities:
   Accounts Payable                                                          $          203,312  $          201,407
   Accrued Expenses                                                                      75,522              69,051
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              434,520             386,944


      Total Current Liabilities                                                         784,847             728,895
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 21,668,485 shares at September 30, 2002
      and 18,485,151 shares at June 30, 2002                                             21,668              18,485
  Additional Paid in Capital                                                          8,961,768           8,873,784
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                   (9,698,519)         (9,563,698)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (227,583)           (183,929)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          557,264  $          544,966
                                                                             ==================  ==================












                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                     For the Three Months              1999
                                                                            Ended                  Inception of
                                                                        September 30,               Development
                                                              ----------------------------------
                                                                    2002              2001             Stage
                                                              ----------------  ---------------- -----------------

Revenues                                                      $              -  $              - $               -
                                                              ----------------  ---------------- -----------------

Expenses
Research & Development                                                       -                 -           293,000
General & Administrative                                                46,684         1,206,635         8,274,792
Consulting                                                                   -                 -           988,855
Advertising & Promotion                                                      -                 -           148,033
                                                              ----------------  ---------------- -----------------

Operating Loss                                                         (46,684)       (1,206,635)       (9,704,680)

Other income (expense):
   Interest                                                            (88,137)         (109,116)         (390,728)
   Loss on Sale of Assets                                                    -                 -           (15,883)
   Gain (Loss) on Trading
          Investments                                                        -                 -           412,772
                                                              ----------------  ---------------- -----------------

Loss before taxes                                                     (134,821)       (1,315,751)       (9,698,519)
Income taxes                                                                 -                 -                 -
                                                              ----------------  ---------------- -----------------

       Net Loss                                               $       (134,821) $     (1,315,751)$      (9,698,519)
                                                              ================  ================ =================

Basic & Diluted loss
          Per Share                                           $         (0.01)  $         (0.16)
                                                              ================  ================






                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Three Months                 1999
                                                                          Ended                     Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2002               2001               Stage
                                                           ----------------- ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:                                                $        (134,821)$       (1,315,751) $       (9,698,519)
Net Loss
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                         687                687           3,531,617
   Issuance of Common Stock for Expenses                              81,667          1,291,251           3,682,147
   Issuance of Stock Options                                               -                  -             487,500
   Realized gain on trading investments                                    -                  -            (412,773)
   Loss on sale of assets                                                  -                  -              15,883
   Cash acquired in merger                                                 -                  -                 332

Change in operating assets and liabilities:
   Accounts Payable                                                    1,906            (41,438)            185,883
   Accrued Expenses                                                    6,470              8,615              75,521
   Payable to SAG for Route 66                                             -                  -              71,493
                                                           ----------------- ------------------  ------------------
  Net Cash Used in operating activities                              (44,091)           (56,636)         (2,060,916)
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                   -                  -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                            (5,547)                 -            (259,008)
   Proceeds from sale of assets                                            -                  -              51,117
   Proceeds from sale of investments                                       -                  -             565,773
                                                           ----------------- ------------------  ------------------
Net cash provided (used) in investing activities                      (5,547)                 -             344,137
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                                 54,940             27,996           1,764,475
Payments of principal on loans from shareholders                      (7,364)              (400)           (374,251)
Proceeds from issuance of common stock                                 9,500             43,000             271,000

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                      ------------------------------------

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                  For the Three Months                  1999
                                                                          Ended                     Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------

Proceeds from issuance of short-term notes                $               -  $                -  $           64,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
   Financing Activities                                              57,076              70,596           1,725,224
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           7,438              13,960               8,445
Cash and Cash Equivalents
  at Beginning of Period                                              1,007                  66                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $           8,445  $14,026             $            8,445
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $              26  $                -  $           43,799
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                          -                   -             858,474





                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9,698,519 for the period from May 5, 1999 (inception) to September 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its products and market penetration and profitable operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2002 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

         The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets (Continued)
-----------------

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

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended September 30, 2002.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                    Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                  For the Three Months ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (134,821)          21,456,347  $           (0.01)
                                                        ==================  ===================  ==================

                                  For the Three Months ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $       (1,315,751)           8,278,600  $           (0.16)
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2002 and 2001 and are thus not considered. The Company has $66,950 debt convertible into 133,900 shares at $.50 per share and commitments to issue approximately 600,000 shares (see note 7).

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,700,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the quarter ended September 30, 2002 and 2001 no rental payments were made..

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)


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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

         On July 1, 2002, 850,000 common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 2,333,334 were issued in connection with a previous debt cancellation.


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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

Results of Operations

         There were no revenues from sales for the period from inception to September 30, 2002. The Company has sustained a net loss of approximately $9.7 million for the period from inception to September 30, 2002, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Employees

         As of September 30, 2002, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

         On July 1, 2002, 850,000 common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 2,333,334 were issued in connection with a previous debt cancellation.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included as part of this report:
Exhibit
Number            Exhibit
------            --------------------------------------------------------------

3.1      Articles of Incorporation (1)
3.2      Amended Articles of Incorporation (1)
3.3      Bylaws (1)
99.1     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
99.2     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

         (b) The Company has not filed a report on Form 8-K for the period ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: November 19, 2002                          By  /S/     John Honour
                                                  ------------------------------
                                                  John Honour,
                                                  C.E.O. and President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of November 2002.

Signatures & Title


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)


/S/     Herky Williams
--------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)


I,       John Honour, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Stereo Vision Entertainment, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/S/     John Honour
--------------------------------------------------
John Honour
C.E.O. and President
(Principal Executive Officer)


I,       Herky Williams, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Stereo Vision Entertainment, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/S/     Herky Williams
-----------------------------------------------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)