Form 10QSB
period 2002-12-31
STEREO VISION ENTERTAINMENT INC
filed 2003-02-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002

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

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 18,368,485 as of December 31, 2002

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of Stereo Vision Entertainment, Inc. (a development stage company) as of December 31, 2002 and June 30, 2002, and the related statements of operations for the three and six months ended December 31, 2002 and 2001 and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 19, 2003

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                December 31,          June 30,
ASSETS:                                                                             2002                2002
                                                                             ------------------  ------------------

Current Assets:
   Cash                                                                      $            4,406  $            1,007
                                                                             ------------------  ------------------

       Total Current Assets                                                               4,406               1,007
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                         (9,622)             (8,247)
                                                                             ------------------  ------------------

       Net Fixed Assets                                                                   4,123               5,498
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  324,008             318,461
                                                                             ------------------  ------------------

       Net Intangible and Other Assets                                                  544,008             538,461
                                                                             ------------------  ------------------

Total Assets:                                                                $          552,537  $          544,966
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                December 31,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                               2002                2002
                                                                             ------------------  ------------------
Liabilities:
   Accounts Payable                                                          $          212,387  $          201,407
   Accrued Expenses                                                                      82,454              69,051
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              440,170             386,944
                                                                             ------------------  ------------------

      Total Current Liabilities                                                         806,504             728,895
                                                                             ------------------  ------------------



Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 18,368,485  shares at December 31, 2002
      and 18,485,151 shares at June 30, 2002                                             18,368              18,485
  Additional Paid in Capital                                                          8,965,067           8,873,784
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                   (9,724,902)         (9,563,698)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (253,967)           (183,929)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          552,537  $          544,966
                                                                             ==================  ==================









                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                   Since May 5,
                                     For the Three Months              For the Six Months              1999
                                            Ended                            Ended                 Inception of
                                         December 31,                     December 31,              Development
                               -------------------------------- --------------------------------
                                     2002            2001            2002             2001             Stage
                               ---------------- --------------- --------------  ---------------- -----------------

Revenues                       $              - $             - $            -  $              - $               -
                               ---------------- --------------- --------------  ---------------- -----------------

Expenses
Research & Development                        -               -              -                 -           293,000
General & Administrative                 19,451         603,302         66,135         1,809,937         8,294,243
Consulting                                    -               -              -                 -           988,855
Advertising & Promotion                       -               -              -                 -           148,033
                               ---------------- --------------- --------------  ---------------- -----------------

Operating Loss                          (19,451)       (603,302)       (66,135)       (1,809,937)       (9,724,131)

Other income (expense):
   Interest                              (6,932)         (8,083)       (95,069)         (117,199)         (397,660)
   Loss on Sale of Assets                     -               -              -                 -           (15,883)
   Gain (Loss) on Trading
          Investments                         -               -              -                 -           412,772
                               ---------------- --------------- --------------  ---------------- -----------------

Loss before taxes                       (26,383)       (611,385)      (161,204)       (1,927,136)       (9,724,902)
Income taxes                                  -               -              -                 -                 -
                               ---------------- --------------- --------------  ---------------- -----------------

       Net Loss                $        (26,383)$      (611,385)$     (161,204) $     (1,927,136)$      (9,724,902)
                               ================ =============== ==============  ================ =================

Basic & Diluted loss
          Per Share            $              - $        (0.05) $       (0.01)  $         (0.20)
                               ================ =============== ==============  ================





                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                    For the Six Months                  1999
                                                                          Ended                     Inception of
                                                                       December 31,                 Development
                                                           ------------------------------------
                                                                 2002               2001               Stage
                                                           ----------------- ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                            (161,204)$       (1,927,136) $       (9,724,902)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                       1,375              1,375           3,532,305
   Issuance of Common Stock for Expenses                              81,667          2,002,453           3,682,147
   Issuance of Stock Options                                               -                  -             487,500
   Realized gain on trading investments                                    -                  -            (412,773)
   Loss on sale of assets                                                  -                  -              15,883
   Cash acquired in merger                                                 -                  -                 332

Change in operating assets and liabilities:
   Accounts Payable                                                   10,980           (122,697)            194,957
   Accrued Expenses                                                   13,403            (34,659)             82,454
   Payable to SAG for Route 66                                             -                  -              71,493
                                                           ----------------- ------------------  ------------------
  Net Cash Used in operating activities                              (53,779)           (80,664)         (2,070,604)
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                   -                  -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                            (5,547)                 -            (259,008)
   Proceeds from sale of assets                                            -                  -              51,117
   Proceeds from sale of investments                                       -                  -             565,773
                                                           ----------------- ------------------  ------------------
Net cash provided (used) in investing activities                      (5,547)                 -             344,137
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                                 60,589             49,146           1,770,124
Payments of principal on loans from shareholders                      (7,364)              (400)           (374,251)
Proceeds from issuance of common stock                                 9,500             43,000             271,000

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Six Months                   1999
                                                                          Ended                     Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------

Proceeds from issuance of short-term notes                $               -  $                -  $           64,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
   Financing Activities                                              62,725              91,746           1,730,873
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           3,399              11,082               4,406
Cash and Cash Equivalents
  at Beginning of Period                                              1,007                  66                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $           4,406  $           11,148  $            4,406
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $              26  $                -  $           43,799
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                          -             161,196             858,474



                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of December 31, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9,724,902 for the period from May 5, 1999 (inception) to December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2002 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets (Continued)

respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended December 31, 2002.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                   For the Three Months ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           26,383           21,358,702  $                -
                                                        ==================  ===================  ==================

                                   For the Three Months ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          611,385           11,162,960  $           (0.05)
                                                        ==================  ===================  ==================

                                    For the Six Months ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          161,204           18,330,260  $           (0.01)
                                                        ==================  ===================  ==================

                                    For the Six Months ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $        1,927,136            9,720,780  $           (0.20)
                                                        ==================  ===================  ==================

The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2002 and 2001 and are thus not considered. The Company has $66,950 debt convertible into 133,900 shares at $.50 per share and commitments to issue approximately 600,000 shares (see note 7).

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,700,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the quarter ended December 31, 2002 and 2001 no rental payments were made.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

         On December 20, 2002 and December 23, 2002, 3,300,000 common shares were cancelled from various shareholders for non-performance of services.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 7 - COMMITMENTS (Continued)

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

         The Company's common stock is traded on the over-the-counter and reported on the OTC

Bulletin Board (OTCBB) under the symbol "SVED."

Results of Operations

         There were no revenues from sales for the period from inception to December 31, 2002. The Company has sustained a net loss of approximately $9.7 million for the period from inception to December 31, 2002, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.


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

Employees

         As of December 31, 2002, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter 3,300,000 shares previously issued to various people were canceled for non performance of services.

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

         The following exhibits are included as part of this report:
Exhibit

Number            Exhibit

3.1      Articles of Incorporation (1)

3.2      Amended Articles of Incorporation (1)

3.3      Bylaws (1)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

         (b) The Company has not filed a report on Form 8-K for the period ended December 31, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         STEREO VISION ENTERTAINMENT, INC.
                                                   (Registrant)

Dated: February 19, 2003                             By  /S/     John Honour
                                                     John Honour,
                                                     C.E.O. and President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of February 2003

Signatures & Title


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

Date: February 19, 2003


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)


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

Date: February 19, 2003


/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)