Form 10QSB
period 2003-03-31
STEREO VISION ENTERTAINMENT INC
filed 2003-05-20
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 37,903,485 as of March 31, 2003

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Stereo Vision Entertainment, Inc. (A Development Stage Company) as of March 31, 2003, and the related statement of operations for the three and nine months ended March 31, 2003 and 2002 and the statement of cash flows for the nine month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Stereo Vision Entertainment, Inc. (A Development Stage Company) as of June 30, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated September 19, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of June 30, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 20, 2003

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                  March 31,           June 30,
ASSETS:                                                                             2003                2002
                                                                             ------------------  ------------------

Current Assets:
   Cash                                                                      $               76  $            1,007
                                                                             ------------------  ------------------

       Total Current Assets                                                                  76               1,007
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (10,309)             (8,247)
                                                                             ------------------  ------------------

       Net Fixed Assets                                                                   3,436               5,498
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  312,008             318,461
                                                                             ------------------  ------------------

       Net Intangible and Other Assets                                                  532,008             538,461
                                                                             ------------------  ------------------

Total Assets:                                                                $          535,520  $          544,966
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                 (Unaudited)
                                                                                  March 31,            June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                               2003                2002
                                                                             ------------------  ------------------

Liabilities:
   Accounts Payable                                                          $          222,764  $          201,407
   Accrued Expenses                                                                      63,389              69,051
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              150,777             386,944
                                                                             ------------------  ------------------

      Total Current Liabilities                                                         508,423             728,895
                                                                             ------------------  ------------------



Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 37,903,485  shares at March 31, 2003
      and 18,485,151 shares at June 30, 2002                                             37,903              18,485
  Additional Paid in Capital                                                          9,664,225           8,873,784
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                  (10,162,531)         (9,563,698)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          27,097            (183,929)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          535,520  $          544,966
                                                                             ==================  ==================









                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                   Since May 5,
                                     For the Three Months             For the Nine Months              1999
                                            Ended                            Ended                 Inception of
                                          March 31,                        March 31,                Development
                               -------------------------------- --------------------------------
                                     2003            2002            2003             2002             Stage
                               ---------------- --------------- --------------  ---------------- -----------------

Revenues                       $              - $             - $            -  $              - $               -
                               ---------------- --------------- --------------  ---------------- -----------------

Expenses
Research & Development                        -               -              -                 -           293,000
General & Administrative                471,494         153,407        537,629         1,963,344         8,765,737
Consulting                                    -               -              -                 -           988,855
Advertising & Promotion                       -               -              -                 -           148,033
                               ---------------- --------------- --------------  ---------------- -----------------

Operating Loss                         (471,494)       (153,407)      (537,629)       (1,963,344)      (10,195,625)

Other income (expense):
   Interest                              45,865          (6,776)       (49,204)         (123,975)         (351,795)
   Loss on Sale of Assets                     -               -              -                 -           (15,883)
   Loss on Investment                   (12,000)              -        (12,000)                -           (12,000)
   Gain (Loss) on Trading
          Investments                         -               -              -                 -           412,772
                               ---------------- --------------- --------------  ---------------- -----------------

Loss before taxes                      (437,629)       (160,183)      (598,833)       (2,087,319)      (10,162,531)
Income taxes                                  -               -              -                 -                 -
                               ---------------- --------------- --------------  ---------------- -----------------

       Net Loss                $       (437,629)$      (160,183)$     (598,833) $     (2,087,319)$     (10,162,531)
                               ================ =============== ==============  ================ =================

Basic & Diluted loss
          Per Share            $         (0.01) $        (0.01) $       (0.02)  $         (0.20)
                               ================ =============== ==============  ================



                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Nine Months                  1999
                                                                          Ended                     Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           ----------------- ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $       (598,833)$       (2,087,319) $      (10,162,531)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                       2,062              2,062           3,532,992
   Issuance of Common Stock for Expenses                             510,467          2,002,453           4,110,947
   Issuance of Stock Options                                               -                  -             487,500
   Realized gain on trading investments                                    -                  -            (412,773)
   Loss on sale of assets                                                  -                  -              15,883
   Loss on Investment Written Off                                     12,000                                 12,000
   Gain on Forgiveness of Debt                                       (48,516)                               (48,516)
   Cash acquired in merger                                                 -                  -                 332

Change in operating assets and liabilities:
   Accounts Payable                                                   21,357            (80,572)            205,334
   Accrued Expenses                                                   16,054            (27,884)             85,105
   Payable to SAG for Route 66                                             -                  -              71,493
                                                           ----------------- ------------------  ------------------
  Net Cash Used in operating activities                              (85,409)          (191,260)         (2,102,234)
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                   -                  -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                            (5,547)           (17,500)           (259,008)
   Proceeds from sale of assets                                            -                  -              51,117
   Proceeds from sale of investments                                       -                  -             565,773
                                                           ----------------- ------------------  ------------------
Net cash provided (used) in investing activities                      (5,547)           (17,500)            344,137
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                                 87,889             74,147           1,797,424
Payments of principal on loans from shareholders                      (7,364)            (8,400)           (374,251)
Proceeds from issuance of common stock                                 9,500            143,000             271,000

                                       7

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Nine Months                  1999
                                                                          Ended                     Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------

Proceeds from issuance of short-term notes                $               -  $                -  $           64,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
   Financing Activities                                              90,025             208,747           1,758,173
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                            (931)                (13)                 76
Cash and Cash Equivalents
  at Beginning of Period                                              1,007                  66                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $              76  $               53  $               76
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $              26  $                -  $           43,799
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                    289,892             161,196           1,148,366


                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $10,162,000 for the period from May 5, 1999 (inception) to March 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2003 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets (Continued)

respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended March 31, 2003.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                     For the Three Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (437,629)          30,161,096  $           (0.01)
                                                        ==================  ===================  ==================

                                    For the Three Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (160,183)          15,857,926  $           (0.01)
                                                        ==================  ===================  ==================

                                     For the Nine Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (598,833)          24,282,785  $           (0.02)
                                                        ==================  ===================  ==================

                                     For the Nine Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $       (2,087,319)          10,295,729  $           (0.20)
                                                        ==================  ===================  ==================

The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2003 and 2002 and are thus not considered. The Company has commitments to issue approximately 600,000 shares (see note 8).

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $10,162,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - FORGIVENESS OF DEBT

         During the first quarter of 2003, the Company was relieved of $48,516 worth of debt in connection with the return of the 3-D equipment previously disposed of.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 6 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

         During the quarter ended March 31, 2003, 16,535,000 common shares were issued to various people for services. The value of the shares was between $.01 and $.03 per share.

         On March 26, 2003, 3,000,000 common shares were issued for conversion of notes payable of $289,892.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 8 - COMMITMENTS (Continued)

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

Results of Operations

         There were no revenues from sales for the period from inception to March 31, 2003. The Company has sustained a net loss of approximately $10 million for the period from inception to March 31, 2003, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Employees

         As of March 31, 2003, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2003, 16,535,000 common shares were issued to various people for services. The value of the shares was between $.01 and $.03 per share.

         On March 26, 2003, 3,000,000 common shares were issued for conversion of notes payable of $289,892.

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

         (b) The Company has not filed a report on Form 8-K for the period ended March 31, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 20, 2003                 By  /S/     John Honour
                                                John Honour,
                                                C.E.O. and President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of May 2003.

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

Date: May 20, 2003


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

Date: May 20, 2003

/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Stereo Vision Entertainment, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Honour, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ John Honour
John Honour
Chief Executive Officer
May 20, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Stereo Vision Entertainment, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herky Williams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Herky Williams
Herky Williams
Chief Financial Officer
May 20, 2003