Form 10KSB
period 2003-06-30
STEREO VISION ENTERTAINMENT INC
filed 2003-10-14
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2003

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

                15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

--------------------------------------------------------------------------------
                                (Former address)


Issuer's telephone number                      (818) 909-7911
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ -0-
                                                                  ------

         As  of  September  23,  2003,   there  were  4,346,166  shares  of  the
Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,132,086 computed at the average bid and asked price as of September 23, 2003.


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

Item 3.           Legal Proceedings..............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................................10

Item 6.           Management's Discussion and Analysis or Plan of Operations.....................................15

Item 7.           Financial Statements...........................................................................17

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................17

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................17

Item 10.          Executive Compensation.........................................................................20

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................21

Item 12.          Certain Relationships and Related Transactions.................................................21

Item 13.          Exhibits and Reports on Form 8-K...............................................................22

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

         The executive offices of the Company are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

         The Company has incurred net losses of approximately $2,459,447 and $2,166,183 for the fiscal years ended June 30, 2003 and 2002. Such operating losses reflect developmental and other start-up activities for 2003 and 2002. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

         As of September 23, 2003, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.


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


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2003.


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

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the "pink sheets" under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:



                                                    High                 Low
                   2002:
Quarter ended September 30, 2001                 $         0.52      $     0.18
Quarter ended December 31, 2001                  $         0.65      $     0.07
Quarter ended March 31, 2002                     $         0.38      $     0.10
Quarter ended June 30, 2002                      $         0.14      $     0.01

Quarter ended September 30, 2002                 $         0.09      $     0.01
Quarter ended December 31, 2002                  $         0.05      $     0.02
Quarter ended March 31, 2003                     $         0.03      $     0.02
Quarter ended June 30, 2003                      $         1.13      $     0.01

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

         The number of shareholders of record of the Company's Common Stock as of September 23, 2003 was approximately 145.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. As a result of the merger with Kestrel Equity Corporation the authorized number of shares is 100,000,000 with a par value of $.001.

         At inception, the Company issued 61,200 (1,530,000 pre-split) shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $0.003 per share or an aggregate approximate $5,000.

         On December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation and at the same time entered into an asset acquisition agreement for the acquisition of 3-D projects, equipment, licensing and distribution rights. By virtue of the merger and the asset acquisition, the Company issued 106,800 shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

         On December 31, 1999 the Company issued 14,000 shares to various employees and consultants for services rendered valued at $2.00 per share.

         On February 14, 2000 the Company issued 4,000 shares of common stock as payment for services rendered by Mr. Herky Williams. The services rendered were for the development of the Company's music division.

         From April to June 2000, the Company issued 8,000 restricted common shares to various consultants for services and 3,620 restricted common shares to individuals for cash all at $1.00 per share.

         On April 25, 2000 the Board of Directors approved a stock option plan whereby107,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

         On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels).

         On September 27, 2000 the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 4,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement. On May 25, 2001, the 4,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.

         On October 27, 2000 the Company issued 500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

         Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 16,000 shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

         On May 25, 2001, 14,000 shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

         During the year ending June 30, 2001, 68,840 shares were issued for conversion of notes payable totaling $664,651. The value of these shares ranged from $.26 to $.51 per share.

         During the year ended June 30, 2001, the Company issued 61,304 shares to various consultants for services at the market value on the date of issuance and 600 restricted common shares to individuals for cash at $1.00 per share.

         During the quarter ended September 30, 2001,4,000 shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $.26 per share.

         During the quarter ended September 30, 2001, the Company issued 123,200 shares to various consultants for services at the market value on the date of issuance and 3,600 restricted common shares to individuals for cash at $.50 per share.

         During the quarter ended December 31, 2001, the Company issued 25,912 shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $.14 and $.35 per share.

         During the quarter ended December 31, 2001, the Company issued 2,370,631 shares to various consultants for services at the market value on the date of issuance. Also, 1,600 shares issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

         On January 15, 2002, 12,000 shares of common stock were issued for cash at $.33 per share. Also during the quarter, 106,480 were issued in connection with previous debt cancellation.

         During the quarter ended June 30, 2002, the Company issued 12,000 shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 10,000 shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

         On April 29, 2002, 8,000 common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $.06.

         On May 30, 2002, 4,000 common shares were issued to various people for services connected with the project "Mad Dog and Oakies." The value of the shares were $.03.

         On July 1, 2002, 34,000 common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 93,344 were issued in connection with a previous debt cancellation.

         On December 23, 2002, 132,000 common shares were cancelled from various shareholders for non-performance of services.

         During the quarter ended March 31, 2003, 661,400 common shares were issued to various people for services. The value of the shares was between $.01 and $.03 per share.

         On March 26, 2003, 160,000 common shares were issued for conversion of notes payable of $289,892.

         During the quarter ended June 30, 2003, 2,257,600 shares were issued to various people for services. The value of the shares was between $.25 to $1.13.

         On June 2, 2003, 88,000 common shares were issued for conversion of debt totaling $20,000.

         On June 3, 2003, 12,000 shares were cancelled for non-performance of services.

         On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491.

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

Results of Operations - There were no revenues from sales for the two years ended June 30, 2003. SVEI has sustained a net loss of approximately $2.5 million for the year ended June 30, 2003, which was due to general and administrative expenses incurred by SVEI. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name     Age      Office                          Term Expires
Thomas E. Noonan     72      Chairman of the Board, Director next annual meeting
John Honour          52      CEO, President                  next annual meeting
Herky Williams       49      Secretary-Treasurer, Director   next annual meeting
John C. Bodziak, Jr. 29      Director                        next annual meeting
Rocco Urbisci        53      Director                        next annual meeting

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

Conflicts of Interest

         Certain conflicts of interest existed at June 30, 2003 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Name and Address
of Beneficial Owners /
Name and Address                 Nature of           Shares
Directors                        Ownership           Owned              Percent
--------------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(5 persons)                      common stock          2,594,495          60%

John Honour
17106 Bluewater
Huntington Beach, CA             common stock          2,433,495          56%

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

1.       Financial Statements                                              Page

Robison, Hill & Co.'s Independent Auditor's Report........................F - 1

Balance Sheets
   June 30, 2003 and 2002 ................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2003 and 2002 ....................................F - 3

Statement of Stockholders' Equity for the
   Years Ended June 30, 2003 and 2002 ....................................F - 4
Statements of Cash Flows for the
   Years Ended June 30, 2003 and 2002....................................F - 11

Notes to Financial Statements............................................F - 13


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

3.6 *    Bylaws of SVE Merger, Inc.

4.1 * Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

4.2 *    Specimen Stock Certificate of SVE Merger, Inc.

10.1* Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.

31.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

         (b) Reports on Form 8-K filed.

         There were no Form 8-K's filed during the quarter ended June 30, 2003.


                        ITEM 14. CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.


         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Stereo Vision Entertainment, Inc. have concluded that Stereo Vision Entertainment, Inc's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Stereo Vision Entertainment, Inc's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                        STEREO VISION ENTERTAINMENT, INC.

Dated: October 14, 2003                              By  /S/     John Honour
                                                     ---------------------------
                                                     John Honour,
                                                     C.E.O., President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of October 2003.

Signatures & Title


/S/     John Honour
-------------------
John Honour
C.E.O., President, Director
(Principal Executive Officer)



/S/     Herky Williams
----------------------
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)



/S/    John C. Bodziak
----------------------
John C. Bodziak
Director

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2003 and 2002

                                                     CONTENTS

                                                                                                             Page

Independent Auditor's Report..................................................................................F - 1

Balance Sheets
   June 30, 2003 and 2002.....................................................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2003 and 2002.........................................................................F - 3

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2003 ...........................................................F - 4

Statements of Cash Flows for the
   Years Ended June 30, 2003 and 2002........................................................................F - 11

Notes to Financial Statements................................................................................F - 13

                          INDEPENDENT AUDITOR'S REPORT



Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2003 and 2002 and the related statements of operations, and cash flows for the two years ended June 30, 2003 and 2002 and the statement of stockholders equity for the period May 5, 1999 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the two years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                   Respectfully Submitted,

                                                   /S/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
October 13, 2003

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                            June 30,
                                                                             --------------------------------------
ASSETS:                                                                             2003                2002
-------
                                                                             ------------------  ------------------

Current Assets:
   Cash                                                                      $           10,757  $            1,007
                                                                             ------------------  ------------------
       Total Current Assets                                                              10,757               1,007
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (10,996)             (8,247)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                   2,749               5,498
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  337,008             318,461
                                                                             ------------------  ------------------
       Net Intangible and Other Assets                                                  557,008             538,461
                                                                             ------------------  ------------------

Total Assets:                                                                $          570,514  $          544,966
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          268,277  $          201,407
   Accrued Expenses                                                                      42,042              69,051
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              230,708             386,944
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         612,520             728,895
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 3,828,150 shares at June 30, 2003
      and 739,406 shares at June 30, 2002                                                 3,828                 739
  Additional Paid in Capital                                                         11,489,811           8,891,530
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                  (12,023,145)         (9,563,698)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                         (42,006)           (183,929)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          570,514  $          544,966
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                        For the                         1999
                                                                      Year Ended                    Inception of
                                                                       June 30,                     Development
                                                        ---------------------------------------
                                                               2003                 2002               Stage
                                                        ------------------   ------------------  ------------------
Revenues:                                               $                -   $                -  $                -

Expenses:
Research & Development                                                   -                    -             293,000
General & Administrative Expenses                                  648,250            2,026,025           8,876,358
Consulting                                                       1,648,940               10,725           2,637,795
Advertising & Promotion                                            122,040                    -             270,073
                                                        ------------------   ------------------  ------------------

Operating Loss                                                  (2,419,230)          (2,036,750)        (12,077,226)

Other Income (Expense)
   Interest                                                        (76,733)            (129,433)           (379,324)
   Loss on Sale of Assets                                                -                    -             (15,883)
   Loss on Investment                                              (12,000)                   -             (12,000)
   Gain on Forgiveness of Debt                                      48,516                    -              48,516
   Gain on Trading Investments                                           -                    -             412,772
                                                        ------------------   ------------------  ------------------

     Net Loss                                           $       (2,459,447)  $       (2,166,183) $      (12,023,145)
                                                        ==================   ==================  ==================

Basic & Diluted loss per share                          $           (2.00)   $           (3.98)
                                                        ==================   ==================










   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable                    1,530,000  $      1,530 $          3,470  $                -

Net Loss                                                     -             -                            (144,977)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 1999                             1,530,000         1,530            3,470           (144,977)

Retroactive Adjustment for 25:1
  Stock Split May 30, 2003                          (1,468,800)       (1,469)           1,469                  -
                                                --------------  ------------ ----------------  -----------------

Restated Balance June 30, 1999                          61,200            61            4,939           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                                  58,800            59        4,011,841                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                                   48,000            48         (112,114)                 -

December 31, 1999 Stock Issued
   for Services                                         14,000            14          699,986                  -

February 14, 2000 Stock Issued
   for Services                                          4,000             4           99,996                  -

April 17, 2000 Stock Issued for
   Services                                              4,000             4           99,996                  -

May 4, 2000 Stock Issued for Cash                        2,200             2           54,998                  -

June 2, 2000 Stock Issued for Services                   4,000             4           99,996                  -

June 30, 2000 Stock Issued for Cash                      1,420             2           35,499                  -

Net Loss                                                     -             -                -         (2,680,213)
                                                --------------  ------------ ----------------  -----------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
Balance at June 30, 2000                               197,620  $        198 $      4,995,137  $      (2,825,190)

September 13, 2000 Stock Issued for
   Services                                              5,000             5          141,245                  -

September 29, 2000 Stock Issued for
  Advertising                                            4,000             4           94,996                     -

October 27, 2000 Stock Issued for
  Advertising                                              500             -           12,499                  -

November 15, 2000 Stock Issued for
  Conversion of Note Payable                            32,000            32          407,106                  -

November 22, 2000 Stock Issued for
  Conversion of Note Payable                             2,000             2           24,998                  -

November 22, 2000 Stock Issued for
  Consulting                                             4,080             4          101,996                  -

December 4, 2000 Stock Issued for
   Services                                                400             -           10,200                  -

December 14, 2000 Stock Issued for
   Services                                              4,000             4          105,996                  -

January 23, 2001 Stock Issued for
   Cash                                                    600             1           14,999                  -


January 30, 2001 Stock Issued for
   Services                                              4,724             4           64,946                  -

March 10, 2001 Stock Issued for
   Services                                              8,000             8          153,992                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
April 9, 2001 Stock Issued for
   Advertising                                           3,600  $          4 $         49,496  $               -

April 18, 2001 Stock Issued for
  Acquisition of Wilfield Entertainment                 16,000            16          219,984                  -

May 25, 2001 Shares Cancelled for
   Non-Performance of Advertising and
   Services                                            (14,000)          (14)        (328,486)                 -

June 1, 2001 Shares Issued for
   Conversion of Notes Payable                             840             1            7,512                  -

June 15, 2001 Shares Issued for
   Services                                              1,000             1           14,999                  -

June 28, 2001 Shares Issued for
   Advertising                                           4,000             4           59,996                  -

June 28, 2001 Shares Issued for
   Services                                              6,000             6           89,994                  -

June 29, 2001 Shares Issued for
   Conversion of Notes Payable                          34,000            34          224,966                  -

Net Loss                                                     -             -                -         (4,572,325)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2001                               314,364           314        6,466,571         (7,397,515)

July 3, 2001 Shares Issued for Expenses                  1,000             1            9,999                  -

July 3, 2001 Shares Issued for Services                  5,000             5           74,995                  -

July 25, 2001 Shares Issued for Cash                     1,600             1           19,999                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
July 30, 2001 Shares Issued for
    Consulting                                           4,400  $          4 $         45,096  $               -

August 29, 2001 Shares Issued for
    Interest on Notes Payable                           13,400            13          100,487                  -

September 10, 2001 Shares Issued for
    Services                                               800             1            5,999                  -

September 10, 2001 Shares Issued for
   Conversion of Note Payable                            4,000             4           25,596                  -

September 25, 2001 Shares Canceled
   For Non-Performance of Contract                      (4,000)           (4)          70,536                  -

September 27, 2001 Shares Issued for
    Services                                           101,000           101        1,136,149                  -



September 27, 2001 Shares Issued for
   Cash and Commission                                   2,000             2           24,998                  -

October 2, 2001 Shares Issued for
   Services                                             18,000            18          242,982                  -

October 31, 2001 Shares Issued for
   Conversion of Note Payable                           10,182            10           89,085                  -

November 1, 2001 Shares Issued for
   Services                                              2,825             3           14,123                  -

November 7, 2001 Shares Issued for
   Conversion of Note Payable                            8,910             9           55,676                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
December 19, 2001 Shares Issued for
   Services                                             44,000  $         44 $        153,956  $               -

December 19, 2001 Shares Issued for
   Conversion of Note Payable                            6,820             7           23,863                  -

December 20, 2001 Shares Issued for
   Services                                             30,000            30          157,470                  -

January 1, 2002 Shares Issued for Cash                  12,000            12           99,988                  -

January 24, 2002 Shares Issued for
  Previous Conversion of Note Payable                   55,660            56              (57)                 -

February 25, 2002 Shares Issued for
  Previous Conversion of Note Payable                   63,525            64              (64)                 -

April 10, 2002 Shares Issued for
  Conversion of Note Payable                             9,920            10           32,617                  -

April 15, 2002 Shares Issued for Rent                    2,000             2            3,998                  -

April 15, 2002 Shares Issued for Cash                    4,000             4            2,996                  -

April 29, 2002 Shares Issued for
   Project Agreement                                     8,000             8           11,992                  -

April 29, 2002 Shares Issued for
   Consulting                                            4,000             4            5,996                  -

May 8, 2002 Shares Issued for Cash                       4,000             4            2,496                  -

May 24, 2002 Shares Issued for
   Consulting                                            4,000             4            3,496                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
May 30, 2002 Shares Issued for
  Project Agreement                                      4,000  $          4 $          2,996  $               -

June 24, 2002 Shares Issued for Cash                     4,000             4            7,496                  -

Net Loss                                                     -             -                 -        (2,166,183)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2002                               739,406           739        8,891,530         (9,563,698)

July 1, 2002 Shares Issued for Cash                     34,000            34            9,466                  -

July 8, 2002 Shares Issued for
  Interest on Debt Retirement                           93,344            93           81,574                  -

December 23, 2002, Shares
  Cancelled for non-performance of
  Services                                            (132,000)         (132)             132                  -

January 1, 2003, Shares Issued for
  Services                                             494,000           494          370,006                  -

March 18, 2003, Shares Issued for
  Services                                              52,600            53           26,247                  -

March 26, 2003, Shares Issued for
  Conversion of Debt                                   160,000           160          274,772                  -

March 26, 2003, Shares Issued for
  Services                                              13,200            13            6,587                  -

May 9, 2003, Shares Issued for
  Services                                             101,600           102           25,298                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
May 29, 2003, Shares Issued for
  Services                                             108,000  $        108 $        121,932  $               -

June 2, 2003, Shares Issued for
  Services                                              38,000            38           42,902                  -

June 2, 2003, Shares Issued for
  Conversion of Debt                                    88,000            88           19,912                  -

June 3, 2003, Shares Cancelled for
  Non-Performance of Service                           (12,000)          (12)              12                  -

June 12, 2003, Shares Issued for
  Services                                           2,000,000         2,000        1,598,000                  -

June 20, 2003, Shares Issued for
  Services                                              10,000            10            5,990                  -

June 25, 2003, Shares Issued for
  Conversion of Debt                                    40,000            40           15,451                  -

Net Loss                                                     -             -                -         (2,459,447)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 2003                             3,828,150  $      3,828 $     11,489,811  $     (12,023,145)
                                                ==============  ============ ================  =================








   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                         For the                        1999
                                                                       Years Ended                  Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                  2003               2002              Stage
                                                           ------------------   ---------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $       (2,459,447)  $    (2,166,183) $      (12,023,145)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                        2,749             2,749           3,533,679
   Issuance of Common Stock for Expenses                            2,281,447         2,023,580           5,881,927
   Issuance of Stock Options                                                -                 -             487,500
   Realized gain on trading investments                                     -                 -            (412,773)
   Loss on sale of assets                                                   -                 -              15,883
   Cash acquired in merger                                                  -                 -                 332
   Loss on Investment Written Off                                      12,000                 -              12,000
   Gain on Forgiveness of Debt                                        (48,516)                -             (48,516)

Change in operating assets and liabilities:
   Accounts Payable                                                    66,870           (69,934)            250,847
   Accrued Expenses                                                   (27,009)          (30,348)             42,042
   Payable to SAG for Route 66                                              -                 -              71,493
                                                           ------------------   ---------------  ------------------
  Net Cash Used in operating activities                              (171,906)         (240,136)         (2,188,731)
                                                           ------------------   ---------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                    -                 -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                            (18,547)          (17,169)           (272,008)
   Proceeds from sale of assets                                             -                 -              51,117
   Proceeds from sale of investments                                        -                 -             565,773
                                                           ------------------   ---------------  ------------------
Net cash used in investing activities                                 (18,547)          (17,169)            331,137
                                                           ------------------   ---------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                         For the                        1999
                                                                       Years Ended                  Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                     $         198,067  $          110,646  $        1,907,602
Payments of principal on Shareholder Loans                           (7,364)             (8,400)           (374,251)
Proceeds from issuance of common stock                                9,500             156,000             271,000
Proceeds from issuance of short-term notes                                -                   -              64,000
                                                          -----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           200,203             258,246           1,868,351
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           9,750                 941              10,757
Cash and Cash Equivalents
  at Beginning of Period                                              1,007                  66                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $          10,757  $1,007              $           10,757
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $              26  $                -  $           43,799
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -               3,000               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -              12,000                   -
Notes Payable Converted to Stock                                    392,090             193,823           1,250,564

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $12,023,145 for the period from May 5, 1999 (inception) to June 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2003 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                     For the Year Ended June 30, 2003
Basic Loss per Share
Loss to common shareholders                             $       (2,459,447)           1,232,591  $           (2.00)
                                                        ==================  ===================  ==================

                                                                     For the Year Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $       (2,166,183)             544,597  $           (3.98)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2003 and 2002 and are thus not considered. The Company has commitments to issue approximately 24,000 shares (see note 9).

Reclassification

         Certain reclassifications have been made in the June 30, 2002 financial statements to conform with the June 30, 2003 presentation.

Joint Venture Operations Accounting

         Joint venture operations are accounted for under the equity method of accounting.

Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense was $122,040 and $0 for the years ended June 30, 2003 and 2002, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

NOTE 2 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,023,145 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities. Beginning October 1, 2001, the Company will begin leasing a new office space located in Van Nuys, CA for $500 plus 1,667 shares a month. For the years ended June 30, 2003 and 2002 the rental payments were $0 and $4,000, respectively.

NOTE 6 - FORGIVENESS OF DEBT

         During the first quarter of 2003, the Company was relieved of $48,516 worth of debt in connection with the return of the 3-D equipment previously disposed of.

NOTE 7 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         The loans are payable to various shareholders, are unsecured with interest at rates of between 4.25% to12% and have no fixed terms of repayment.

         Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company at 6.1% interest.

NOTE 8 - COMMON STOCK TRANSACTIONS

         The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. As a result of the merger with Kestrel Equity Corporation the authorized number of shares is 100,000,000 with a par value of $.001.

         At inception, the Company issued 61,200 (1,530,000 pre split) shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $0.003 per share or an aggregate approximate $5,000.

         On December 2, 1999 the Company issued 58,800 shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. On September 25, 2001 the asset acquisition was rescinded. The assets acquired were returned and the common stock was returned to treasury.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

         In addition to the asset acquisition, on December 3, 1999 the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the Company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and $366,084 notes payable in exchange for 48,000 shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 106,800 shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

         On December 31, 1999, the Company issued 14,000 shares to various employees and consultants for services rendered valued at $2.00 per share.

         On February 14, 2000, the Company issued 4,000 shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2 per share. The services rendered were for the development of the Company's music division.

         On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels).

         On September 27, 2000, the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 100,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement. On May 25, 2001, the 4,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.

         On October 27, 2000, the Company issued 500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

         Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 16,000 shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

         On May 25, 2001, 14,000 shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

         During the quarter ended September 30, 2001, 4,000 shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $.26 per share.

         During the quarter ended September 30, 2001, the Company issued 123,200 shares to various consultants for services at the market value on the date of issuance and 3,600 restricted common shares to individuals for cash at $.50 per share.

         During the quarter ended December 31, 2001, the Company issued 25,912 shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $.14 and $.35 per share.

         During the quarter ended December 31, 2001, the Company issued 94,825 shares to various consultants for services at the market value on the date of issuance. Also1 ,600 shares issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

         On January 15, 2002, 12,000 shares of common stock were issued for cash at $.33 per share. Also during the quarter, 106,480 were issued in connection with previous debt cancellation.

         During the quarter ended June 30, 2002, the Company issued 12,000 shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 10,000 shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

         On April 29, 2002, 8,000 common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $.06.

         On May 30, 2002, 4,000 common shares were issued to various people for services connected with the project "Mad Dog and Oakies." The value of the shares were $.03.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

         On July 1, 2002, 34,000 common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 93,344 were issued in connection with a previous debt cancellation.

         On December 23, 2002, 132,000 common shares were cancelled from various shareholders for non-performance of services.

         During the quarter ended March 31, 2003, 661,400 common shares were issued to various people for services. The value of the shares was between $.01 and $.03 per share.

         On March 26, 2003, 160,000 common shares were issued for conversion of notes payable of $289,892.

         During the quarter ended June 30, 2003, 2,257,600 shares were issued to various people for services. The value of the shares was between $.25 to $1.13.

         On June 2, 2003, 88,000 common shares were issued for conversion of debt totaling $20,000.

         On June 3, 2003, 12,000 shares were cancelled for non-performance of services.

         On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491.

NOTE 9 - COMMITMENTS

         On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels). Currently, this project is being restructured.

         On April 25, 2000 the Board of Directors approved a stock option plan whereby 107,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

On April 26, 2000 the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 680 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater.

         On November 22, 2000, 4,080 shares, valued at $1 per share, were issued to Mr. Symmes. In addition, the Company agreed to pay Natural Vision Corporation $1,000 per week for Mr. Symmes' consulting services for a 2 year period. Mr. Symmes spends between 15 to 20 hours each week in performing the consulting services and will provided services on an as needed basis for the remainder of the contract. Natural Vision will also receive options based on gross income of the Company over four six-month intervals. The exercise price of the options is $6 per share and they expire two years after grant.

         On September 28, 2000 the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non-exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 10,000 common shares at $.01 per share. The option is exercisable after September 28, 2002. Currently the terms of the stock options are being reviewed.

         On October 27, 2000 The Company entered into an agreement with Jannus Records Inc. (which is owned and controlled by John C. Bodziack, Jr. a Director of the Company) to engage in the promotion and development of concerts, records, and Internet broadcasting of the concert events. It is the intention of the Company to utilize "Jannus landing", Mr. Bodziack's concert venue to jointly present entertainment and recordings of the concerts in conjunction with the Wilfield Entertainment Agreement. The agreement calls for the Company to contribute up to $225,000 in the form of a convertible loan at the rate of 9% interest, payable within twenty-four months after the date the loan is funded by the Company. At the option of the Company, the loan amount plus 4,000 shares of the common stock of the Company, may be converted to 51% of the outstanding common stock of Jannus Records. To date, no funds have been paid under this agreement and the 4,000 shares have not been issued. This project is currently being restructured.

         On November 13, 2000 the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 10,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005. On the date of grant the

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)


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