Form 10QSB
period 2003-09-30
STEREO VISION ENTERTAINMENT INC
filed 2003-11-20
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 5,056,150 as of September 30, 2003

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Stereo Vision Entertainment, Inc. (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three months ended September 30, 2003 and 2002 and the statement of cash flows for the three month period ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Stereo Vision Entertainment, Inc. (A Development Stage Company) as of June 30, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated October 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of June 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,



                                                   \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 19, 2003

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                        September 30,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $                -  $           10,757
                                                                             ------------------  ------------------
       Total Current Assets                                                                   -              10,757
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (11,683)            (10,996)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                   2,062               2,749
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Films, Manuscripts, Recordings and Similar Property                                  362,008             337,008
                                                                             ------------------  ------------------
       Net Intangible and Other Assets                                                  582,008             557,008
                                                                             ------------------  ------------------

Total Assets:                                                                $          584,070  $          570,514
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          281,058  $          268,277
   Accrued Expenses                                                                      45,512              42,042
   Bank Overdraft                                                                         2,690                   -
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              260,241             230,708
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         660,994             612,520
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 5,056,150 shares at September 30, 2003
      and 3,828,150 shares at June 30, 2003                                               5,056               3,828
  Common Stock to be Issued                                                                  16                   -
  Additional Paid in Capital                                                         12,183,273          11,489,811
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                  (12,752,769)        (12,023,145)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                         (76,924)            (42,006)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          584,070  $          570,514
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                     For the Three Months              1999
                                                                             Ended                 Inception of
                                                                         September 30               Development
                                                               ---------------------------------
                                                                    2003              2002             Stage
                                                               ---------------  ---------------- -----------------

Revenues                                                       $             -  $              - $               -
                                                               ---------------  ---------------- -----------------

Expenses
Research & Development                                                       -                 -           293,000
General & Administrative                                                95,414            46,684         8,971,772
Consulting                                                             630,300                 -         3,268,095
Advertising & Promotion                                                      -                 -           270,073
                                                               ---------------  ---------------- -----------------

Operating Loss                                                        (725,714)          (46,684)      (12,802,940)

Other income (expense):
   Interest                                                             (3,910)          (88,137)         (383,234)
   Loss on Sale of Assets                                                    -                 -           (15,883)
   Loss on Investment                                                        -                 -           (12,000)
   Gain on Forgiveness of Debt                                               -                 -            48,516
   Gain (Loss) on Trading
          Investments                                                        -                 -           412,772
                                                               ---------------  ---------------- -----------------

Loss before taxes                                                     (729,624)         (134,821)      (12,752,769)
Income taxes                                                                 -                 -                 -
                                                               ---------------  ---------------- -----------------

       Net Loss                                                $      (729,624) $       (134,821)$     (12,752,769)
                                                               ===============  ================ =================

Basic & Diluted loss
          Per Share                                            $        (0.18)  $         (0.16)
                                                               ===============  ================

Weighted Average                                                     4,081,759           858,254
                                                               ===============  ================

                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Three Months                 1999
                                                                          Ended                     Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           ----------------- ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $        (729,624)$         (134,821) $      (12,752,769)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                         687                687           3,534,366
   Issuance of Common Stock for Expenses                             630,300             81,667           6,512,227
   Issuance of Stock Options                                               -                  -             487,500
   Realized gain on trading investments                                    -                  -            (412,773)
   Loss on sale of assets                                                  -                  -              15,883
   Loss on Investment Written Off                                          -                  -              12,000
   Gain on Forgiveness of Debt                                             -                  -             (48,516)
   Cash acquired in merger                                                 -                  -                 332

Change in operating assets and liabilities:
   Accounts Payable                                                   12,781              1,906             263,628
   Accrued Expenses                                                    3,909              6,470              45,512
   Bank Overdraft                                                      2,690                                  2,690
   Payable to SAG for Route 66                                             -                  -              71,493
                                                           ----------------- ------------------  ------------------
  Net Cash Used in operating activities                              (79,257)           (44,091)         (2,268,427)
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                   -                  -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                           (25,000)            (5,547)           (297,008)
   Proceeds from sale of assets                                            -                  -              51,117
   Proceeds from sale of investments                                       -                  -             565,773
                                                           ----------------- ------------------  ------------------
Net cash provided (used) in investing activities                     (25,000)            (5,547)            306,137
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                                 38,000             54,940           1,946,041
Payments of principal on loans from shareholders                           -             (7,364)           (374,251)
Proceeds from issuance of common stock                                55,500              9,500             326,500

                                       6

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                  For the Three Months                  1999
                                                                          Ended                     Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------

Proceeds from issuance of short-term notes                $               -  $                -  $           64,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
   Financing Activities                                              93,500              57,076           1,962,290
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         (10,757)              7,438                   -
Cash and Cash Equivalents
  at Beginning of Period                                             10,757               1,007                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $            8,445  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $               26  $           43,799
                                                          -----------------  ------------------  ------------------
  Income taxes                                            $               -  $                -                   -
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                      8,465                   -           1,156,831


                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $12,752,769 for the period from May 5, 1999 (inception) to September 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2003 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended September 30, 2003.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2003 and 2002 and are thus not considered. The Company has commitments to issue approximately 600,000 shares (see note 8).

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the September 30, 2003 presentation.

NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,752,769 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the quarter ended September 30, 2003 and 2002 rent expense was $12,500 and $0.

NOTE 5 - FORGIVENESS OF DEBT

         During the first quarter of 2003, the Company was relieved of $48,516 worth of debt in connection with the return of the 3-D equipment previously disposed of.

NOTE 6 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         The loans are payable to various shareholders, are unsecured with interest at rates of between 4.00% to12% and have no fixed terms of repayment. Approximately $66,950 of the loans are convertible into common shares at a conversion price of $.50 per share. At the time of the issuance of the notes to shareholders there were no beneficial conversion features. To the best knowledge of management the stock was not trading at that time, and the note was not "in the money" at that time.

         Management at present anticipates the need to raise approximately $500,000 in additional operating capital. Such funding may be accomplished through public financial markets, private offerings of equity or debt, and joint venture opportunities. The Company's stockholders, officers and/or directors have committed to advancing the operating costs of the Company at 6.1% interest.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)


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

         During the quarter ended December 31, 2001, the Company issued 2,370,631 shares to various consultants for services at the market value on the date of issuance. Also, 40,000 shares I

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         During the quarter ended September 30, 2003, 1,198,000 shares were issued to various people for services. The value of the shares was between $.45 to $.57.

         On July 8, 2003, 30,000 shares of common stock were issued for conversion of debt totaling $8,465.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Results of Operations

         There were no revenues from sales for the period from inception to September 30, 2003. The Company has sustained a net loss of approximately $12.8 million for the period from inception to September 30, 2003, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Employees

         As of September 30, 2003, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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

Item 2.  Changes in Securities

         During the quarter ended September 30, 2003, 1,198,000 shares were issued to various people for services. The value of the shares was between $.45 to $.57.

         On July 8, 2003, 30,000 shares of common stock were issued for conversion of debt totaling $8,465.

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

         (b) The Company has not filed a report on Form 8-K for the period ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: November 19, 2003                    By  /S/     John Honour
                                            ------------------------------------
                                                        John Honour,
                                                     C.E.O. and President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of November 2003.

Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)


/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)