Form 10QSB
period 2003-12-31
STEREO VISION ENTERTAINMENT INC
filed 2004-02-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: December 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,689,238 as of January 20, 2004

      Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Stereo Vision Entertainment, Inc.
(A Development Stage Company)


         We have reviewed the accompanying consolidated balance sheets of Stereo Vision Entertainment, Inc. (A Development Stage Company) as of December 31, 2003, and the related consolidated statement of operations for the three and six months ended December 31, 2003 and 2002 and the consolidated statement of cash flows for the six month period ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of June 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of December 31, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 13, 2004

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                         December 31,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $            3,456  $           10,757
                                                                             ------------------  ------------------
       Total Current Assets                                                               3,456              10,757
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (12,370)            (10,996)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                   1,375               2,749
                                                                             ------------------  ------------------

Intangible and Other Assets:
   Investment in Wilfield Entertainment                                                 220,000             220,000
   Distribution Rights for WOW- Women of Wrestling                                       34,500                   -
   Films, Manuscripts, Recordings and Similar Property                                  279,681             337,008
                                                                             ------------------  ------------------
       Net Intangible and Other Assets                                                  534,181             557,008
                                                                             ------------------  ------------------

Total Assets:                                                                $          539,012  $          570,514
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                                December 31,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          250,693  $          268,277
   Accrued Expenses                                                                      49,609              42,042
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              290,640             230,708
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         662,435             612,520
                                                                             ------------------  ------------------

Minority Interest                                                                        17,925                   -
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 6,399,238 shares at December 31, 2003
      and 3,828,150 shares at June 30, 2003                                               6,399               3,828
  Additional Paid in Capital                                                         12,398,446          11,489,811
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                  (13,033,693)        (12,023,145)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (141,348)            (42,006)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          539,012  $          570,514
                                                                             ==================  ==================










                See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                              Since May 5,
                                            For the Three Months                For the Six Months                1999
                                                    Ended                             Ended                   Inception of
                                                December 31,                       December 31,               Development
                                      --------------------------------- ----------------------------------
                                            2003             2002             2003             2002              Stage
                                      ---------------- ---------------- ---------------- ----------------- ------------------

Revenues                              $              - $              - $              - $               - $                -
                                      ---------------- ---------------- ---------------- ----------------- ------------------

Expenses
Research & Development                               -                -                -                 -            293,000
General & Administrative                        72,400           19,451           85,789            66,135          8,962,147
Consulting                                     176,492                -          888,817                 -          3,526,612
Advertising & Promotion                              -                -                -                 -            270,073
                                      ---------------- ---------------- ---------------- ----------------- ------------------

Operating Loss                                (248,892)         (19,451)        (974,606)          (66,135)       (13,051,832)

Other income (expense):
   Interest                                     (4,097)          (6,932)          (8,007)          (95,069)          (387,331)
   Loss on Sale of Assets                            -                -                -                 -            (15,883)
   Loss on Investment                          (58,510)               -          (58,510)                -            (70,510)
   Gain on Forgiveness of Debt                       -                -                -                 -             48,516
   Gain (Loss) on Trading
          Investments                                -                -                -                 -            412,772
                                      ---------------- ---------------- ---------------- ----------------- ------------------
Total Other income (expense)                   (62,607)          (6,932)         (66,517)          (95,069)           (12,436)

Minority Interest                               30,575                -           30,575                 -             30,575
                                      ---------------- ---------------- ---------------- ----------------- ------------------

       Net Loss                       $       (343,531)$        (26,383)$     (1,077,065)$        (161,204)$      (13,046,129)
                                      ================ ================ ================ ================= ==================

Basic & Diluted loss
          Per Share                   $         (0.05) $         (0.03) $         (0.21) $          (0.22)
                                      ================ ================ ================ =================

Weighted Average                             5,617,569          854,348        4,852,178           733,210
                                      ================ ================ ================ =================




                See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    Since May 5,
                                                                    For the Six Months                  1999
                                                                          Ended                     Inception of
                                                                       December 31,                 Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           ----------------- ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $      (1,010,548)$         (161,204) $      (13,033,693)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                       1,375              1,375           3,535,054
   Issuance of Common Stock for Expenses                             775,300             81,667           6,657,227
   Stock Issued for Payment of Accounts Payable                       20,000                  -              20,000
   Subsidiary Ownership Interest for Services                         13,500                  -              13,500
   Issuance of Stock Options                                               -                  -             487,500
   Realized gain on trading investments                                    -                  -            (412,773)
   Loss on sale of assets                                                  -                  -              15,883
   Loss on Investment Written Off                                     57,327                  -              69,327
   Gain on Forgiveness of Debt                                             -                  -             (48,516)
   Cash acquired in merger                                                 -                  -                 332
   Minority Interest                                                 (30,575)                 -             (30,575)

Change in operating assets and liabilities:
   Accounts Payable                                                  (17,584)            10,980             233,263
   Accrued Expenses                                                    7,567             13,403              49,609
   Payable to SAG for Route 66                                             -                  -              71,493
                                                           ----------------- ------------------  ------------------
  Net Cash Used in operating activities                             (183,638)           (53,779)         (2,372,369)
                                                           ----------------- ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                                   -                  -             (13,745)
   Investment in films, manuscripts, recordings
      and similar property                                                 -             (5,547)           (272,008)
   Proceeds from sale of assets                                            -                  -              51,117
   Proceeds from sale of investments                                       -                  -             565,773
                                                           ----------------- ------------------  ------------------
Net cash provided (used) in investing activities                           -             (5,547)            331,137
                                                           ----------------- ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    Since May 5,
                                                                    For the Six Months                  1999
                                                                          Ended                     Inception of
                                                                       December 31,                 Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                      $         88,837  $           60,589  $        1,996,439
Payments of principal on loans from shareholders                    (19,500)             (7,364)           (393,751)
Proceeds from issuance of common stock                              107,000               9,500             378,000
Proceeds from issuance of short-term notes                                -                     -            64,000
                                                           ----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           176,337              62,725           2,044,688
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          (7,301)              3,399               3,456
Cash and Cash Equivalents
  at Beginning of Period                                             10,757               1,007                   -
                                                           ----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                         $          3,456  $            4,406  $            3,456
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $               26  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                      8,465                   -           1,156,831
Subsidiary Ownership Interest Issued for
  Distribution Rights in WOW                                         34,500                   -              34,500

                 See accompanying notes and accountants' report.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of December 31, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $13,035,000 for the period from May 5, 1999 (inception) to December 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2003 is in the development stage, and has not commenced planned principal operations.

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

Principals of Consolidation

         The consolidated financial statements include the accounts of Stereo Vision Entertainment, Inc. and its subsidiary WOW Events, LLC of which the Company owns 50%. All significant intercompany accounts and transactions have been eliminated.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets are valued at cost.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three and six months ended December 31, 2003 and 2002.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2003 and 2002 and are thus not considered. The Company has commitments to issue approximately 500,000 shares (see note 9).

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the December 31, 2003 presentation.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,035,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the three and six months ended December 31, 2003 rent expense was $4,203 and $16,703 and for the three and six months ended December 31, 2002 rent expense was $0 and $0.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS (Continued)

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

         On December 2, 1999, the Company issued 58,800 (1,470,000 pre split) shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. On September 25, 2001 the asset acquisition was rescinded. The assets acquired were returned and the common stock was returned to treasury.

         In addition to the asset acquisition, on December 3, 1999, the Company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the Company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and $366,084 notes payable in exchange for 48,000 (1,200,000 pre split) shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 106,800 (2,670,000 pre split) shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

         On December 31, 1999, the Company issued 14,000 (350,000 pre split) shares to various employees and consultants for services rendered valued at $2.00 per share.

         On February 14, 2000, the Company issued 4,000 (100,000 pre split) shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2 per share. The services rendered were for the development of the Company's music division.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         On August 10, 2000, the Company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 (265,000 per split) restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 1/2% royalty on any merchandise and 2% royalty on sequels).

         On September 27, 2000, the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 4,000 (100,000 pre split) common shares. On September 29, 2000, the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company no services have been performed by Mr. Whiten pursuant to this agreement. On May 25, 2001, the 4,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.

         On October 27, 2000, the Company issued 500 (12,500 pre split) shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

         Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 16,000 (400,000 pre split) shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

         On May 25, 2001, 14,000 (350,000 pre split) shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

         During the quarter ended September 30, 2001, 4,000 (100,000 pre split) shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $.26 per share.

         During the quarter ended September 30, 2001, the Company issued 123,200 (3,080,000 pre split) shares to various consultants for services at the market value on the date of issuance and 3,600 (90,000 pre split) restricted common shares to individuals for cash at $.50 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         During the quarter ended December 31, 2001, the Company issued 25,912 ( 647,795 pre split) shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $.14 and $.35 per share.

         During the quarter ended December 31, 2001, the Company issued 94,825 (2,370,631 pre split) shares to various consultants for services at the market value on the date of issuance. Also, 1,600 (40,000 pre split) shares were issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

         On January 15, 2002, 12,000 (300,000 pre split) shares of common stock were issued for cash at $.33 per share. Also during the quarter, 106,480 (2,662,000 pre split) were issued in connection with previous debt cancellation.

         On April 29, 2002, 8,000 (200,000 pre split) common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $.06.

         On May 30, 2002, 4,000 (100,000 pre split) common shares were issued to various people for services connected with the project "Mad Dog and Oakies." The value of the shares were $.03.

         During the quarter ended June 30, 2002, the Company issued 12,000 (300,000 pre split) shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 10,000 (250,000 pre split) shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

         On July 1, 2002, 34,000 (850,000 pre split) common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 93,333 (2,333,334 pre split) were issued in connection with a previous debt cancellation.

         On December  20, 2002 and December 23,  2002,  132,000  (3,300,000  pre
split)   common   shares  were   cancelled   from   various   shareholders   for
non-performance of services.

         During the quarter ended March 31, 2003, 661,400 (16,535,000 pre split) common shares were issued to various people for services. The value of the shares was between $.01 and $.03 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         On March 26, 2003, 120,000 (3,000,000 pre split) common shares were issued for conversion of notes payable of $289,892.

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

         During the quarter ended December 31, 2003, 623,072 shares were issued for cash from $.13 to $.25 per share. Also during the quarter, 720,000 shares were issued to various people for services. The value of the shares was $.25. In addition, the Company issued 100,000 shares to pay an accounts payable of $20,000.

NOTE 8 - STOCK SPLIT

         On May 30, 2003, the Board of Directors approved a proposal to effectuate a 25 to 1 reverse stock split of the Company's outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock are reduced from 37,903,485 to 1,516,150 shares. All references to common stock in the financial statements have been changed to reflect the stock split.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         On April 25, 2000, the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. The option shares will be exercisable on a cashless basis at a 15% discount to market value. No formal plan has been adopted as of the date of this report.

         On April 26, 2000, the Company entered into a consulting agreement with Natural Vision Corporation (Daniel Symmes). Mr. Symmes provided consulting in 3-D technologies in exchange for 17,000 shares valued at $102,000. The contract provided for a topping up of the shares in the event that the Company's common stock was not selling for $6 per share or greater.

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

         On September 28, 2000, the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non-exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share. The option is exercisable after September 28, 2002.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

         On November 13, 2000, the Company entered into a five year employment agreement with Robert L. Friedman. The agreement provides for a salary of $21,000 per month for the first six months and $25,000 per month there after, a bonus payable on December 31, 2001 of 50% of the annual salary, appropriate health, life, medical, dental and pharmaceutical plan, $1,000 per month automobile allowance, and stock options to purchase 250,000 shares of common stock at $.01 per share. The options are exercisable beginning November 13, 2005. On the date of grant the difference between the fair market value of the option and the option price has been recorded as an expense. In January 2001, Mr. Friedman tendered his resignation because he had an opportunity to assume a similar position with a competitor company in the entertainment industry. Upon acceptance of his resignation by the board, the Agreement was canceled and no further sums are due Mr. Friedman.

NOTE 10- ACQUISITION OF SUBSIDIARY

         On September 3, 2003, the Company entered into an agreement to form WOW Events, LLC with David McLane Enterprises, Inc., David McLane, Jeanie Buss, and John Corcoran, wherein Stereo Vision Entertainment, Inc. contributed services and an agreement to provide loans to the Company to fund WOW's startup costs for a 50 percent ownership in the LLC. In the event that Stereo Vision Entertainment fails or refuses to disburse all or any part of the agreed upon loan their percentage interest and units shall be reduced and assigned and transferred to David McLane Enterprises.

         The following is the loan payment schedule that has been agreed upon between Stereo Vision Entertainment and WOW Events, LLC:


           Due Date                      Amount
------------------------------    --------------------

September 15, 2003                $             42,900
October 15, 2003                                24,975
November 15, 2003                               20,275
December 15, 2003                               20,175
January 15, 2003                                16,675
                                  --------------------

                                  $            125,000
                                  ====================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10- ACQUISITION OF SUBSIDIARY (Continued)

         In addition to the $125,000, the Company has agreed to loan an additional amount up to $2,875,000 to be used to fund the production of the women's wrestling events until such time as WOW becomes profitable. These amounts should be paid as follows:


           Due Date                      Amount
------------------------------    --------------------

January 14, 2004                  $          1,000,000
April 15, 2004                               1,000,000
July 15, 2004                                  875,000
                                  --------------------

                                  $          2,875,000
                                  ====================

         As of December 31, 2003, the Company has only paid $50,000 and is in default on the loans, however, the Company's ownership has not been decreased because of a verbal extension between the two parties.

NOTE 11 - SUBSEQUENT EVENTS

         On January 8, 2004, WOW Events, LLC owned 50% by Stereo Vision, entered into an agreement with GRB Entertainment, whereby WOW Events, LLC granted exclusive domestic and international distribution rights of "WOW - Women of Wrestling" to GRB Entertainment. Under the terms of the agreement, WOW Events shall receive 75% of all distribution fees and GRB Entertainment shall receive 25%.

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

Results of Operations

         There were no revenues from sales for the period from inception to December 31, 2003. The Company has sustained a net loss of approximately $13.35 million for the period from inception to December 31, 2003, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties.

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

Employees

         As of December 31, 2003, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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

Item 2.  Changes in Securities

         During the quarter ended December 31, 2003, 623,072 shares were issued for cash from $.13 to $.25 per share. Also during the quarter, 720,000 shares were issued to various people for services. The value of the shares was $.25. In addition, the Company issued 100,000 shares to pay an accounts payable of $20,000.

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

         (b) The Company has not filed a report on Form 8-K for the period ended December 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: February 18, 2004                    By  /S/     John Honour
                                            ------------------------------------
                                                     John Honour,
                                                     C.E.O. and President,

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
John Honour
C.E.O. and President
(Principal Executive Officer)


/S/     Herky Williams
Herky Williams
Secretary-Treasurer, Director
(Principal Financial and Accounting Officer)