Form 10QSB
period 2004-03-31
STEREO VISION ENTERTAINMENT INC
filed 2004-05-20
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,958,238 as of May 12, 2004


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                          March 31,            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $           62,206  $           10,757
   Other Receivables                                                                        199                   -
                                                                             ------------------  ------------------
       Total Current Assets                                                              62,405              10,757
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      15,343              13,745
   Less Accumulated Depreciation                                                        (13,164)            (10,996)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                   2,179               2,749
                                                                             ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in Wilfield Entertainment                                                       -             220,000
   Distribution Rights for WOW- Women of Wrestling                                       34,500                   -
   Films, Manuscripts, Recordings and Similar Property                                  252,681             337,008
                                                                             ------------------  ------------------
       Net Intangible and Other Non-Current Assets                                      287,181             557,008
                                                                             ------------------  ------------------

Total Assets                                                                 $          351,765  $          570,514
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                                 March 31,            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          248,160  $          268,277
   Accrued Expenses                                                                      53,767              42,042
   Payable to SAG for Route 66                                                           71,493              71,493
   Loans from Shareholders                                                              285,188             230,708
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         658,608             612,520
                                                                             ------------------  ------------------

Minority Interest                                                                       (26,924)                  -
                                                                             ------------------  ------------------

Stockholders' Equity:
   Shareholder Receivable                                                                  (500)                  -
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 7,383,238 shares at March 31, 2004
      and 3,828,150 shares at June 30, 2003                                               7,383               3,828
   Common Stock to be Issued, 375,000 and 0                                                 375                   -
  Additional Paid in Capital                                                         13,458,201          11,489,811
  Stock Options Outstanding                                                             487,500             487,500
  Deficit Accumulated During the Development Stage                                  (14,232,878)        (12,023,145)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (279,919)            (42,006)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          351,765  $          570,514
                                                                             ==================  ==================








                             See accompanying notes

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                               Since May 5,
                                            For the Three Months                For the Nine Months                1999
                                                   Ended                               Ended                   Inception of
                                                 March 31,                           March 31,                 Development
                                     ----------------------------------  ---------------------------------
                                           2004              2003             2004              2003              Stage
                                     ----------------  ----------------  ---------------  ----------------  ------------------

Revenues                             $              -  $              -  $             -  $              -  $                -
                                     ----------------  ----------------  ---------------  ----------------  ------------------

Expenses
Research & Development                              -                 -                -                 -             293,000
General & Administrative                      138,112           379,764          223,901           537,629           9,100,259
Consulting                                    756,967                 -        1,645,784                 -           4,283,579
Advertising & Promotion                        31,750                 -           31,750                 -             301,823
                                     ----------------  ----------------  ---------------  ----------------  ------------------

Operating Loss                               (926,829)         (379,764)      (1,901,435)         (537,629)        (13,978,661)

Other income (expense):
   Interest                                    (4,205)          (45,865)         (12,212)          (49,204)           (391,536)
   Loss on Sale of Assets                           -                 -                -                 -             (15,883)
   Loss on Investment                        (247,000)          (12,000)        (305,510)          (12,000)           (317,510)
   Lawsuit Settlement                         (67,500)                -          (67,500)                -             (67,500)
   Gain on Forgiveness of Debt                      -                 -                -                 -              48,516
   Gain (Loss) on Trading
          Investments                               -                 -                -                 -             412,772
                                     ----------------  ----------------  ---------------  ----------------  ------------------
Total Other Income (expense)                 (318,705)          (57,865)        (385,222)          (61,204)           (331,141)

Minority Interest                              46,349                 -           76,924                 -              76,924
                                     ----------------  ----------------  ---------------  ----------------  ------------------

       Net Loss                      $     (1,199,185) $       (437,629) $     2,209,733  $       (598,833) $      (14,232,878)
                                     ================  ================  ===============  ================  ==================

Basic & Diluted loss
          Per Share                  $         (0.17)  $         (0.36)  $        (0.40)  $         (0.62)
                                     ================  ================  ===============  ================

Weighted Average                            6,951,533         1,206,444        5,547,393           971,311
                                     ================  ================  ===============  ================

                             See accompanying notes

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Nine Months                  1999
                                                                          Ended                     Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $     (2,209,733) $         (598,833) $      (14,232,878)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                      2,168               2,062           3,535,847
   Issuance of Common Stock for Expenses                          1,494,185             510,467           7,376,112
   Stock Issued for Payment of Accounts Payable                      20,000                   -              20,000
   Subsidiary Ownership Interest for Services                       (36,500)                  -             (36,500)
   Compensation Expense from Stock Options                           20,000                   -             507,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                   305,510              12,000             317,510
   Gain on Forgiveness of Debt                                            -             (48,516)            (48,516)
   Cash acquired in merger                                                -                   -                 332
   Minority Interest                                                (26,924)                  -             (26,924)

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -              (5,547)           (272,008)
   Other Receivables                                                   (199)                  -                (199)
   Accounts Payable                                                 (20,117)             21,357             230,730
   Accrued Expenses                                                  12,212              16,054              54,254
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------
  Net Cash Used in operating activities                            (439,398)            (90,956)         (2,900,137)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment                                             (1,598)                  -             (15,343)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------
Net cash provided (used) in investing activities                     (1,598)                  -             601,547
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                   For the Nine Months                  1999
                                                                          Ended                     Inception of
                                                                      March 31, 2004                Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans from shareholders                      $        127,171  $           87,889  $        2,034,773
Payments of principal on loans from shareholders                    (29,226)             (7,364)           (403,477)
Proceeds from issuance of common stock                              394,500               9,500             665,500
Proceeds from issuance of short-term notes                                -                   -              64,000
                                                           ----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                           492,445              90,025           2,360,796
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          51,449                (931)             62,206
Cash and Cash Equivalents
  at Beginning of Period                                             10,757               1,007                   -
                                                           ----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                         $         62,206  $               76  $           62,206
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $               26  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                                 -                   -             220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                     43,465             289,892           1,191,831
Subsidiary Ownership Interest Issued for
  Distribution Rights in WOW                                         34,500                   -              34,500

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

         The unaudited financial statements as of March 31, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $14,233,000 for the period from May 5, 1999 (inception) to March 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2004 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of March 31, 2004 and June 30, 2003, the Company had $287,181 and $557,008 in film costs that are in the development stage or preproduction stage.

         The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired or when the property is not set for production within three years of acquisition. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Advertising Costs

         Advertising costs are expensed as incurred. There was $31,750 and $31,750 advertising expense for the three and nine months ended March 31, 2004 and $0 and $0 for 2003.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2004 and 2003 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the March 31, 2004 presentation.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,208,729 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the three and nine months ended March 31, 2004 rent expense was $4,203 and $16,703 and for the three and nine months ended March 31, 2003 rent expense was $0 and $0.

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

         During the quarter ended March 31, 2004, the Company issued 425,000 shares for cash from $.25 to $.50 per share. Also during the quarter, 435,000 shares were issued to various people for services and 100,000 shares were issued to pay rent. The value of these shares was $.25 to $2.00. In addition, the Company canceled 176,000 shares for nonperformance of services.

         On January 20, 2004, the Company converted debt of $35,000 to 200,000 shares of common stock.

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

         On March 11, 2004, the Company granted its attorney an option to purchase 20,000 shares of its common stock at an exercise price of $1.00 for an exercise price of two years. As a result of the grant, $20,000 was recorded as compensation expense.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10- ACQUISITION OF SUBSIDIARY (Continued)

         The following is the loan payment schedule that has been agreed upon between Stereo Vision Entertainment and WOW Events, LLC:


           Due Date                      Amount
------------------------------    --------------------
September 15, 2003                $             42,900
October 15, 2003                                24,975
November 15, 2003                               20,275
December 15, 2003                               20,175
January 15, 2004                                16,675
                                  --------------------
                                  $            125,000
                                  ====================

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
                                  ====================

         As of March 31, 2004, the Company has only paid $190,000 and is in default on the loans, however, the Company's ownership has not been decreased because of a verbal extension between the two parties.

NOTE 11 - FILM AND MUSIC COSTS

         The Company has intangible assets which consist of movie and music licensing rights and production costs and are valued at cost. As of March 31, 2004 and June 30, 2003, the Company had $287,181 and $557,008 in film costs that are in the development stage or preproduction stage.

         For the three and nine months ended March 31, 2004, the Company recorded losses of $247,000 and $305,510 and for the same periods ended March 31, 2003, $12,000 and $12,000, for projects that have been abandoned for various reasons.

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

Results of Operations

         There were no revenues from sales for the period from inception to March 31, 2004. The Company has sustained a net loss of approximately $14.23 million for the period from inception to March 31, 2004, which was primarily due to general and administrative expenses. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Employees

         As of March 31, 2004, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2004, the Company issued 425,000 shares for cash from $.25 to $.50 per share. Also during the quarter, 435,000 shares were issued to various people for services and 100,000 shares were issued to pay rent. The value of these shares was $.25 to $2.00. In addition, the Company canceled 176,000 shares for nonperformance of services.

         On January 20, 2004, the Company converted debt of $35,000 to 200,000 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included as part of this report:
Exhibit
Number            Exhibit

3.1      Articles of Incorporation (1)
3.2      Amended Articles of Incorporation (1)
3.3      Bylaws (1)
31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

         (b)      On January 28, 2004,  the Company filed a Current Report under
                  Item 5 to announce the formation of WOW Events, LLC in which the Company has a 50% ownership.

                  On February 9, 2004,  the Company filed a Current Report under
                  Item 5 to announce that its 50% owned subsidiary, WOW Events, LLC entered into an agreement with GRB Entertainment, whereby WOW Events, LLC granted exclusive domestic and international distribution rights of "WOW - Women of Wrestling" to GRB Entertainment. Under the terms of the agreement, WOW Events shall receive 75% of all distribution fees and GRB Entertainment shall receive 25%.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 20, 2004                                  By  /S/     John Honour
                                                     ---------------------------
                                                     John Honour,
                                                     C.E.O. and President,

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