Form 10KSB
period 2004-06-30
STEREO VISION ENTERTAINMENT INC
filed 2004-10-13
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To



                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

           Nevada                                                 95-4786792
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
                                                                       -----

         As of September 9, 2004, there were 9,846,571 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $4,601,369, computed at the average bid and asked price as of September 9, 2004.


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

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................18

Item 10.          Executive Compensation.........................................................................21

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................21

Item 12.          Certain Relationships and Related Transactions.................................................22

Item 13.          Exhibits and Reports on Form 8-K...............................................................23





                                     PART I

ITEM 1.   DESCRIPTION OF
BUSINESS

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

         The Company's common stock is traded on the NASDAQ OTC Bulletin Board market under the symbol: SVSN.

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

         The executive offices of the Company are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

         The Company has incurred net losses of approximately $2,945,000 and $2,459,000 for the fiscal years ended June 30, 2004 and 2003. Such operating losses reflect developmental and other start-up activities for 2004 and 2003. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

STEREOVISION ENTERTAINMENT PRODUCTIONS

         The film content production business is very capital intensive and StereoVision will need to raise and secure significant equity or debt financing to implement its specific production objectives. If the Company receives such financing, it anticipates producing and/or co-producing cutting edge, commercially successful independent feature length film productions in all genres. Financing for these productions, when possible, will be accomplished through partnerships or joint ventures in order to minimize company risk. When feasible, StereoVision anticipates each production will be structured as a stand-alone limited liability company, thus diminishing the equity dilution impact on the Company. StereoVision intends to act as the executive producer of each film project. There is no assurance that StereoVision can secure financing to produce films or even if films are produced that they can be profitably distributed.

MUSIC DIVISION

            The Company intends to engage in the production of music albums under the StereoVision label. Herky Williams, a Director of the Company, has been an active record producer for over ten years. Mr. Williams will direct this effort for the Company from his home base in Nashville, TN.

BUSINESS EXPANSION; CAPITAL GROWTH

         StereoVision intends to position itself to evolve into a vertically integrated, diversified global multimedia entertainment company as well as to pursue the acquisition of diversified entertainment companies and intellectual property assets that will allow it to pursue opportunities currently available in the global marketplace. The Company believes that synergy among its divisions will allow it to effectively compete for its incremental share of the global consumer's discretionary expenditures. StereoVision intends to finance its business expansion and acquisitions through the sale of equity securities. The Company can give no assurance that any offering of its securities will be successful. If the Company is unable to successfully raise equity financing or alternative financing its ability to fund its business plan would be significantly limited.

         The ability of StereoVision to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment content and ancillary products for traditional real-world distribution channels including, but not limited to, retailers, radio, television, theatres and home markets and newly emerging distribution channels such as the Internet.

         StereoVision intends to produce and develop films and DVD/videos in all genres for its library, as well as acquire additional film and music assets. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, it will be subject to substantial financial risks relating to the content. StereoVision expects that it will typically be required to pay for the production of content during the production period prior to release and will most likely be able to recoup these costs, utilizing a strategy of high volume and moderate profits, from revenues from exhibition licenses within to 18 to 24 months following release. The company will, however, always seek to arrange presales to both foreign and domestic buyers such as studios, distribution companies, cable networks, equity partners etc.

         StereoVision anticipates generating revenues from several sources, including production and distribution of new and existing independent feature films, TV movies and direct to DVD/video films and record albums. The company will also license the rights to its products for ancillary markets such as airlines, hotels, the armed forces, ships at sea, syndication, pay per view, sound track recordings, merchandising and licensing of video games. When appropriate, the Company will attempt to acquire other assets and existing operating global multi-media entertainment companies with seasoned management teams.

MANAGEMENT OF GROWTH

         In order to maximize the potential growth of the Company's various opportunities, StereoVision believes that it must expand rapidly and significantly upon its entrance into the marketplace. This impetus for expansion will place a significant strain on the Company's management, operational and financial resources. In order to manage growth, the Company must implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. StereoVision cannot guarantee that it will effectively manage the rapid expansion of its operations, that its systems, procedures or controls will adequately support its operations or that its management will successfully implement its business plan. If the Company cannot effectively manage its growth, its business, financial condition and results of operations could suffer a material adverse effect.

         StereoVision expects that it will require additional equity and/or credit financing prior to becoming cash self-sufficient. There can be no assurances that the Company will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favourable or acceptable to it. StereoVision does not have any commitments for additional financing. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, its ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited.
StereoVision's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

COMPETITION

         SVEI competes with a large array of diverse global media conglomerates, upstart "entertainment, information and commerce" companies, as well as with a number of smaller, independent production companies. SVEI's current and potential competitors include:

         o Fox, Disney, Warner Bros., Universal, Lions Gate Entertainment and others
         o        Globcast, Vyvx and COMSAT World Systems
         o        Universal music, EMI, BMG and others

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

EMPLOYEES

         As of September 25, 2004, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.


ITEM 2.   DESCRIPTION OF PROPERTY


         SVEI's principal executive offices are located at 15452 Cabrieto Rd., Suite 204, Van Nuys, CA 91406 and consist of approximately 2500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expires in June 2005. The monthly rent for the property is $2,500.

ITEM 3.   LEGAL PROCEEDINGS


         In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREOVISION ENTERTAINMENT, ET, AL. ,
Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments do not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff's entry of a judgment, according to notice received by the company, of slightly over $37,500, which has been appealed by the Company as incorrect and EXCESSIVE.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ OVER OTC Bulletin Board market under the symbol "SVSN." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB. The price for the common stock has approximately ranged in price as follows:



                                                      HIGH                 LOW

Quarter ended September 30, 2002                      $0.09               $0.01
Quarter ended December 31, 2002                       $0.05               $0.02
Quarter ended March 31, 2003                          $0.03               $0.02
Quarter ended June 30, 2003                           $1.13               $0.01

Quarter ended September 30, 2003                      $1.20               $0.40
Quarter ended December 31, 2003                       $0.61               $0.21
Quarter ended March 31, 2004                          $3.25               $0.25
Quarter ended June 30, 2004                           $2.15               $0.35

         The number of shareholders of record of the Company's Common Stock as of September 9, 2004 was approximately 172.

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

TRANSFER AGENT

         The Company has appointed Holladay Stock Transfer, Inc., with offices at 2939 North 67th Place, Scottsdale, Arizona, 85215, phone number 480-481-3940, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

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

         On September 27, 2000 the Company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investments community in exchange for 4,000 common shares. On September 29, 2000 the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the Company Mr. Whiten has performed no services pursuant to this agreement. On May 25, 2001, the 4,000 shares of stock issued to Mr. Whiten were canceled for non-performance of services.

         On October 27, 2000 the Company issued 500 shares of common stock valued at $1.00 per share to National Financial Group for services previously rendered.

         Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary-Treasurer and Director of the Company) called Wilfield Entertainment, the company issued 16,000 shares of common stock at a market price of $0.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen music albums. The Company will supply the necessary funding for the production of said albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album is projected to be $80,000.

         On May 25, 2001, 14,000 shares that were issued to various people for services were cancelled. These shares were cancelled for non-performance of services.

         During the year ending June 30, 2001, 68,840 shares were issued for conversion of notes payable totaling $664,651. The value of these shares ranged from $0.26 to $0.51 per share.

         During the year ended June 30, 2001, the Company issued 61,304 shares to various consultants for services at the market value on the date of issuance and 600 restricted common shares to individuals for cash at $1.00 per share.

         During the quarter ended September 30, 2001,4,000 shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $0.26 per share.

         During the quarter ended September 30, 2001, the Company issued 123,200 shares to various consultants for services at the market value on the date of issuance and 3,600 restricted common shares to individuals for cash at $0.50 per share.

         During the quarter ended December 31, 2001, the Company issued 25,912 shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $0.14 and $0.35 per share.

         During the quarter ended December 31, 2001, the Company issued 2,370,631 shares to various consultants for services at the market value on the date of issuance. Also, 1,600 shares issued on July 30, 2001 for services were cancelled on October 2, 2001 for non-performance of services.

         On January 15, 2002, 12,000 shares of common stock were issued for cash at $0.33 per share. Also during the quarter, 106,480 were issued in connection with previous debt cancellation.

         During the quarter ended June 30, 2002, the Company issued 12,000 shares of common stock for cash. Shares were issued for$0.025 to $0.075 per share. Also during the quarter, 10,000 shares were issued for consulting and rent expense. The value of the shares was between $0.03 and $0.08 per share.

         On April 29, 2002, 8,000 common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares was $0.06.

         On May 30, 2002, 4,000 common shares were issued to various people for services connected with the project "Mad Dogs and Oakies." The shares were issued for $0.03 per share.

         On July 1, 2002, 34,000 common shares were issued for cash. Shares were issued for $0.01 to $0.025 per share. Also on July 8, 2002, 93,344 were issued in connection with a previous debt cancellation.

         On December 23, 2002, 132,000 common shares were cancelled from various shareholders for non-performance of services.

         During the quarter ended March 31, 2003, 661,400 common shares were issued to various people for services. The value of the shares was between $0.01 and $0.03 per share.

         On March 26, 2003, 160,000 common shares were issued for conversion of notes payable of $289,892.

         During the quarter ended June 30, 2003, 2,257,600 shares were issued to various people for services. The value of the shares was $0.25 to $1.13 per share.

         On June 2, 2003, 88,000 common shares were issued for conversion of debt totaling $20,000.

         On June 3, 2003, 12,000 shares were cancelled for non-performance of services.

         On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491.

         During the quarter ended September 30, 2003, 1,198,000 shares were issued to various people for services. The value of the shares was $0.45 to $0.57 per share.

         On July 8, 2003, 30,000 shares of common stock were issued for conversion of debt totaling $8,465.

         During the quarter ended December 31, 2003, 623,072 shares were issued for cash from $0.13 to $0.25 per share. Also during the quarter, 720,000 shares were issued to various people for services. The value of the shares was $0.25. In addition, the Company issued 100,000 shares to pay an accounts payable of $20,000.

         During the quarter ended March 31, 2004, the Company issued 425,000 shares for cash from $0.25 to $0.50 per share. Also during the quarter, 435,000 shares were issued to various people for services and 100,000 shares were issued to pay rent. The value of these shares was $0.25 to $2.00. In addition, the Company canceled 176,000 shares for nonperformance of services.

         On January 20, 2004, the Company converted debt of $35,000 to 200,000 shares of common stock.

         On April 7, 2004, the Company issued 60,000 shares of common stock to various people for consulting services. Also, on April 7, 2004 the Company issued 375,000 shares of common stock to various people for cash of at $0.25 to $0.75 per share. In addition, approximately $14,200 in loans were converted into 30,000 shares of common stock.

         On April 14, 2004, the Company issued 100,000 shares of common stock for cash at $0.25 per share.

         On May 6, 2004, the Company issued 10,000 shares of common stock for cash at $0.50 per share.

         On May 25, 2004, the Company issued 50,000 shares of common stock valued at $0.81 per share for consulting services.

         On June 8, 2004, the Company issued 100,000 shares of common stock in connection with extension of acquiring ownership in Baywatch 3D Production, LLC. The shares were valued at $0.75 per share

         On June 16, 2004, the Company issued 240,000 shares of common stock for consulting expenses paid by a shareholder to a third party. The amount paid for the consulting services was $80,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following an acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

RESULTS OF OPERATIONS - THERE were no revenues from sales for the two years ended June 30, 2003 and 2004. SVEI has sustained a net loss of approximately $2.9 million for the year ended June 30, 2004, which was largely attributable to consulting expense from stock issuances to consultants. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of developing a detailed plan of operations to exploit its asset base. On a preliminary basis, the Company estimates that it will require from $5,000,000 to $10,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing movies and equipment, and efforts to arrange development of additional movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2004, the Company received approximately $448,000 from the sale of common stock and $112,000 from related party loans. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

ITEM 7.   FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Stereo Vision Entertainment, Inc. have concluded that Stereo Vision's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in Stereo Vision's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company's fiscal year. On July 5,2004 Douglas Schwartz was named Chairman of the Board of Directors. On August 30, 2004 Lance H. Robbins was appointed CEO and President and joined the Board of Directors. On that same day, Theodore P. Botts joined the Board and was appointed Chief Financial Officer on September 7.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name of Director          Age      Current Position         Position Held Since

Doug Schwartz             59       Chairman/Director        July, 2004
Tom Noonan                72       Vice Chairman            August, 2000
Lance Robbins             48       CEO/President            August, 2004
                                   Director
John Honour               52       COO, Director            June, 2001
Theodore Botts            59       CFO, Director            September, 2004
Herky Williams            49       Secretary/Treasurer      May, 2000
                                   Director
John C. Bodziak, Jr.      30       Director                 August, 2000


DOUG SCHWARTZ, Chairman of the Board
Mr. Schwartz was elected Chairman of the Board on July 6, 2004. He has been an established writer, creator and director for 25 years. His extensive entertainment background includes being co-creator and executive producer of the world's most watched television series in history.
`Baywatch", which was distributed to 145 countries in 23 languages, was viewed by a world wide audience of over one billion people. In addition, Mr. Schwartz has co-created and executive produced eight television series, which added up to hundreds of one hour episodes, and over twenty highly rated and award winning television movies

TOM NOONAN, Vice-Chairman of the Board
Mr. Noonan has served on the Board of Directors since August, 2000. He is currently head of Columbia/Epic Records Alumni Association. From 1995-2000 he was President of Noonan Consulting, a record industry consulting firm to artists, labels, video companies, music publishers, trade publications, artists' managers, newly formed companies and foreign affiliates. Mr. Noonan was formerly a senior executive at Billboard Magazine where he founded the Hot 100 Charts. He has provided valuation advice to the IRS on albums and music associations and served as a US Government Expert Witness before investigative congressional committees. He has provided marketing services for major artists including Barbara Streisand, Bob Seger, Janis Joplin, Marvin Gaye and Diana Ross & The Supremes.

LANCE H. ROBBINS, President and CEO, Director
Lance Robbins was elected to the Board of Directors and appointed President and CEO of the company in August, 2004. He has been an entertainment industry force since graduating law school and joining a prestigious Los Angeles law firm. While remaining a licensed attorney, in 1983 he began his first entertainment company, Barnett-Robbins Enterprises, which became a leader in nationally syndicated radio programs. After four years, Barnett-Robbins was acquired by MCA Music Inc. For the next three years Robbins was vice-president of Premiere Entertainment Group, where he oversaw the development, acquisition, and production of feature films and low-to-medium budget, and highly profitable, direct-to-video titles. In 1990 he joined Saban Entertainment as President. Over the next eight years he was the driving force behind Saban's building a motion picture and television library of more than three hundred and fifty titles, which included the most successful kids franchise in television and marketing, MIGHTY MORPHIN POWER RANGERS, as well as NINJA TURTLES, and THE ADDAMS FAMILY. The Saban International and Saban Entertainment assets and libraries were later sold to ABC/Disney for over five billion dollars. In 1998 he became President of Fox Family Television Studios Worldwide. During his tenure there, his numerous credits included the critically acclaimed LES MISERABLES, CASPER MEETS WENDY, EARTHQUAKE IN NEW York, THE SPIRAL STAIRCASE, AU PAIR, HONOR THY FATHER AND
MOTHER: THE TRUE STORY OF THE MENENDEZ MURDERS, THE MICHAEL JORDAN STORY and the award-winning ELIAN GONZALEZ STORY. In 2002, Robbins left Fox Family Television Studios and formed Robbins Entertainment Group. For the past two years, Robbins has continued to develop projects with almost all the network and cable companies, including CBS, Pax, TNT, Lifetime, Hallmark, and Showtime. As CEO of Stereo Vision Entertainment Inc. Robbins intends to utilize all his creative, business and strategic alliances in the Hollywood community and abroad to help build Stereo Vision into a leading multimedia entertainment production and distribution company.

JACK HONOUR, Chief Operating Officer, Director
Mr. Honour has been the driving force behind the Company's vision and strategy. He founded the Company three years ago in order to capitalize on what he saw as the emerging transition from traditional entertainment to state of the art multimedia entertainment. He served as President and CEO before recruiting Lance Robbins to that position and is a member of the Board of Directors. His diverse career has included starting a number of businesses in Restaurant Management, Real Estate and an Import/Export Trading Company. Since he founded Stereo Vision Entertainment he has gathered together the management team and Board of Directors necessary to develop the various facets of the business. In addition, Mr. Honour has succeeded in identifying attractive projects for the Company and forging close relationships with key strategic partners.

THEODORE P. BOTTS, Chief Financial Officer, Director
Mr. Botts was elected to the StereoVision Board of Directors and appointed as the Chief Financial officer in August, 2004. Prior to his appointments, Mr. Botts had served as Senior Financial Advisor to the Company's officers and Board of Directors.
With a career on Wall Street that spans more than 30 years, including fourteen years at Goldman Sachs, and then until the year 2000, twelve years as a Managing Director for UBS in London and New York, Mr.Botts brings to StereoVision a broad range of corporate finance experience and contacts in the investment community. Since 2000, he has been managing his private financial advisory firm, Kensington Gate Capital. He has been consulting to StereoVision since the beginning of 2004. In addition to his position at StereoVision, Mr. Botts serves as the chairman of the audit committee and a Board Member of INTAC International, a NASDAQ listed China Ventures Company. He also serves as the head of development for REACH Prep, a non-profit children's educational organization.

HERKY WILLIAMS, Secretary and Treasurer, Director
Mr. Williams has served as Secretary/Treasurer and a member of the board of directors since May, 2000. Mr. Williams has an extensive background and experience in various facets of the music industry. He served as Senior Director of A&R for Capitol Records in 1995/6 where his duties included signing artists as well as artist development. Such artists included Willie Nelson, Garth Brooks, Charlie Daniels and Tanya Tucker.

JOHN C. BODZIAK, Director
Mr. Bodziak served as CEO/President of StereoVision from August 4 to November 15, 2000. During his career, Mr. Bodziak has owned and operated a number of businesses in the restaurant, liquor and concert entertainment areas. From 1995-1997 he was the general manager for Key Largo International where his duties included managing a restaurant and a nightclub. From 1997-2000 he served as CEO/President of Janus Landing Courtyard that was voted by Rolling Stone magazine to be one of the top ten concert venues in the US.

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at June 30, 2004 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention. Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

BOARD MEETINGS AND COMMITTEES

         Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended June 30, 2004, the Board consisted of four individuals and adopted 3 resolutions.

         The Board does not currently have any committees, but is in the process of establishing an audit committee and an option committee.

CODE OF ETHICS

         We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board.

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

ITEM 10.   EXECUTIVE COMPENSATION


         None of the executive officer's annual salary and bonus exceeded $125,000 during any of the Company's last two fiscal years.

  ITEM 11.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 9,846,571 shares of issued and outstanding Common Stock of the Company as of September 9, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

          Name and Address of                  Nature of
     Beneficial Owners / Directors             Ownership            Shares Owned           Percent
----------------------------------------  ---------------------  -------------------   ----------------
All Executive Officers
and Directors as a Group *
(7 persons)                               Common                          4,094,236             41.58%

Theodore Botts*                           Common                            850,702              8.84%

H.F.I.C Investments
420 S. Hibiscus Dr.
Miami, FL 33139                           Common                            500,000              5.08%

John Honour *                             Common                          2,424,934             24.62%

Herky Williams
120 Garden Gate Dr.
Franklin, TN 37069                        Common                            556,000              5.65%


*The address of all five officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 2004 and 2003, the company owes $285,370 and $230,708 to various shareholders and officers/directors. The loans are unsecured with interest at rates of 4.00% to 12% and have no fixed terms of repayment.


         On April 30, 2004, the company signed a Development Production Agreement with Baywatch 3 Double D LLC which is 50 % owned by Douglas Schwartz, Chairman. Under the terms of the agreement, the company will receive certain rights in a film to be produced in return for providing the development production advance. Originally the company had 30 days in which to secure the advance. The company has since received an extension for which it granted Baywatch LLC 100,000 unregistered shares and is free to continue to pursue the funding on a non-exclusive basis of the production advance for the movie, "Baywatch 3 Double D".

         On September 21, 2004 the company announced that Lance Robbins, CEO had assigned his 50% ownership of five low budget feature length films to Stereo Vision Entertainment. Robbins will serve as co-executive producer of the films that will be financed by Movies, Inc. under the umbrella title, "Miami Models".

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


2.1 * Acquisition Agreement and Plan of Reverse Merger by and between Stereo Vision Entertainment, Inc and Kestrel Equity Corporation dated December 3, 1999. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

2.2 *    Agreement and Plan of Merger by and between Kestrel Equity Corporation


1
1
         and SVE Merger, Inc. dated January 10, 2000.

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

(a)      Reports on Form 8-K filed.

         There were no Form 8-K's filed during the quarter ended June 30, 2004.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2004 AND 2003

                                    CONTENTS



                                                                          Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
   June 30, 2004 and 2003................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2004 and 2003 and the Cumulative
   Period May 5, 1999 (inception) to June 30, 2004.......................F - 4

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2004 ......................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2004 and 2003 and the Cumulative
   Period May 5, 1999 (Inception to June 30, 2004.......................F - 15

Notes to Financial Statements...........................................F - 17

                          INDEPENDENT AUDITOR'S REPORT

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2004 and 2003 and the related statements of operations, and cash flows for the two years ended June 30, 2004 and 2003 and the cumulative period May 5, 1999 (inception) to June 30, 2004 and the statement of stockholders equity for the period May 5, 1999 (inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the two years ended June 30, 2004 and 2003 and the cumulative period May 5, 1999 (inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                                Respectfully Submitted,

                                                /S/ Robison, Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
October 11, 2004

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


ASSETS:                                                                                     June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $                -  $           10,757
   Prepaid Expenses                                                                       9,234                   -
                                                                             ------------------  ------------------
       Total Current Assets                                                               9,234              10,757
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (10,996)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -               2,749
                                                                             ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in Wilfield Entertainment                                                       -             220,000
   Films, Manuscripts, Recordings and Similar Property                                        -             337,008
                                                                             ------------------  ------------------
       Net Intangible and Other Non-Current Assets                                            -             557,008
                                                                             ------------------  ------------------

Total Assets                                                                 $            9,234  $          570,514
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          246,628  $          268,277
   Accrued Expenses                                                                      78,373              42,042
   Bank Overdraft                                                                           401                   -
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       37,411                   -
   Loans from Shareholders                                                              285,370             230,708
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         719,676             612,520
                                                                             ------------------  ------------------


Stockholders' Equity:
   Shareholder Receivable                                                                     -                   -
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 8,348,222 shares at June 30, 2004
      and 3,828,150 shares at June 30, 2003                                               8,348               3,828
  Additional Paid in Capital                                                         14,249,680          11,489,811
  Stock Options Outstanding                                                                   -             487,500
  Deficit Accumulated During the Development Stage                                  (14,968,470)        (12,023,145)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (710,442)            (42,006)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $            9,234  $          570,514
                                                                             ==================  ==================











                    The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                                                       1999
                                                                 For the Year Ended                Inception of
                                                                      June 30,                      Development
                                                       --------------------------------------
                                                              2004                2003                 Stage
                                                       ------------------  ------------------   -------------------

Revenues                                               $                -  $                -   $                 -
                                                       ------------------  ------------------   -------------------

Expenses
Research & Development                                                  -                   -               293,000
General & Administrative                                          186,524             648,250             9,062,048
Consulting                                                      1,781,703           1,648,106             4,419,498
Advertising & Promotion                                            31,750             122,040               301,823
                                                       ------------------  ------------------   -------------------

Operating Loss                                                 (1,999,977)         (2,418,396)           (14,076,369)

Other income (expense):
   Interest                                                       (14,737)            (76,733)             (394,061)
   Investment Fee                                                 (75,000)                                  (75,000)
   Loss on Sale of Assets                                               -                   -               (15,883)
   Loss on Investment                                            (558,191)            (12,000)             (570,191)
   Lawsuit Settlement                                            (104,911)                  -              (104,911)
   Write off of Note Receivable                                  (191,701)                  -              (191,701)
   Gain on Forgiveness of Debt                                          -              48,516                48,516
   Gain (Loss) on Trading
          Investments                                                   -                   -               412,772
                                                       ------------------  ------------------   -------------------
Total Other Income (expense)                                     (944,540)            (40,217)             (890,459)
                                                       ------------------  ------------------   -------------------

       Net Loss Before Taxes                                   (2,944,517)         (2,458,613)          (14,966,828)

Income Tax Expense                                                   (808)               (834)               (1,642)
                                                       ------------------  ------------------   -------------------

       Net Loss                                        $       (2,945,325) $       (2,459,447)  $       (14,968,470)
                                                       ==================  ==================   ===================

Basic & Diluted loss Per Share                         $           (0.48)  $           (2.00)
                                                       ==================  ==================

Weighted Average                                                6,154,874           1,232,591
                                                       ==================  ==================

                    The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock             Paid in          Development
                                                ----------------------------
                                                    Shares         Value         Capital             Stage
                                                --------------  ------------ ----------------  -----------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable                    1,530,000  $      1,530 $          3,470  $                -

Net Loss                                                     -             -                -           (144,977)
                                                --------------  ------------ ----------------  -----------------

Balance at June 30, 1999                             1,530,000         1,530            3,470           (144,977)

Retroactive Adjustment for 25:1
  Stock Split May 30, 2003                          (1,468,800)       (1,469)           1,469                  -
                                                --------------  ------------ ----------------  -----------------

Restated Balance June 30, 1999                          61,200            61            4,939           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                                  58,800            59        4,011,841                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                                   48,000            48         (112,114)                 -

December 31, 1999 Stock Issued
   for Services                                         14,000            14          699,986                  -

February 14, 2000 Stock Issued
   for Services                                          4,000             4           99,996                  -

April 17, 2000 Stock Issued for
   Services                                              4,000             4           99,996                  -

May 4, 2000 Stock Issued for Cash                        2,200             2           54,998                  -

June 2, 2000 Stock Issued for Services                   4,000             4           99,996                  -

June 30, 2000 Stock Issued for Cash                      1,420             2           35,499                  -

Net Loss                                                     -             -                -         (2,680,213)
                                                --------------  ------------ ----------------  -----------------

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock              Paid in         Development
                                                ----------------------------
                                                    Shares         Value          Capital            Stage
                                                --------------  ------------ ----------------- -----------------
May 29, 2003, Shares Issued for
  Services                                             108,000  $        108 $         121,932 $               -

June 2, 2003, Shares Issued for
  Services                                              38,000            38            42,902                 -

June 2, 2003, Shares Issued for
  Conversion of Debt                                    88,000            88            19,912                 -

June 3, 2003, Shares Cancelled for
  Non-Performance of Service                           (12,000)          (12)               12                 -

June 12, 2003, Shares Issued for
  Services                                           2,000,000         2,000         1,598,000                 -

June 20, 2003, Shares Issued for
  Services                                              10,000            10             5,990                 -

June 25, 2003, Shares Issued for
  Conversion of Debt                                    40,000            40            15,451                 -

Net Loss                                                     -             -                 -        (2,459,447)
                                                --------------  ------------ ----------------- -----------------

Balance at June 30, 2003                             3,828,150         3,828        11,489,811       (12,023,145)

July 1, 2003, Shares Issued for
   Services                                            100,000           100            47,900                 -

July 8, 2003, Loan Converted to Shares                  30,000            30             8,875                 -

July 9, 2003, Shares Issued for
   Services                                             70,000            70            23,930                 -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock              Paid in         Development
                                                ----------------------------
                                                    Shares         Value          Capital            Stage
                                                --------------  ------------ ----------------- -----------------

September 11, 2003, Shares Issued
  for Services                                         218,000  $        218 $         101,382 $               -

September 17, 2003, Shares Issued
  for Services                                         100,000           100            51,900                 -

September 29, 2003, Shares Issued


  for Services                                         710,000           710           403,990                 -

October 1, 2003, Shares Issued for
  Cash                                                 200,000           200            55,300                 -

October 1, 2003, Shares Issued for
  Services                                              20,000            20             4,980                 -

November 17, 2003, Shares
  Canceled for Non-Performance                        (100,000)         (100)          (47,800)                -

December 2, 2003, Shares Issued for
  Services                                           1,223,072         1,223           210,277                 -

January 12, 2004, Shares Issued for
  Services                                              90,000            90            53,910                 -

January 20, 2004, Shares Issued for
  Cash                                                 200,000           200            34,846                 -

February 2, 2004, Shares Issued for
  Cash                                                 400,000           400            99,600                 -

February 9, 2004, Shares Canceled
  for Non-Performance                                  (20,000)          (20)           (4,980)                -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional          During
                                                        Common Stock              Paid in         Development
                                                ----------------------------
                                                    Shares         Value          Capital            Stage
                                                --------------  ------------ ----------------- -----------------
March 9, 2004, Shares Issued for
  Cash                                                  25,000  $         25 $          12,475 $               -

March 9, 2004, Shares Issued for
  Rent and Accounts Payable                            100,000           100            24,900                 -

March 9, 2004, Shares Canceled for
  Non-Performance                                     (156,000)         (156)          (75,276)                -

March 11, 2004, Shares Issued for
  Services                                             345,000           345           689,655                 -

April 7, 2004, Shares Issued for
  Services                                              60,000            60           122,740                 -

April 7, 2004, Shares Issued for
  Cash                                                 375,000           375           214,495                 -

April 7, 2004, Loan Converted to
  Shares                                                30,000            30            14,169                 -

April 14, 2004, Shares Issued for
  Cash                                                 100,000           100            25,000                 -

May 6, 2004, Shares Issued for
  Cash                                                  10,000            10             4,990                 -

May 25, 2004, Shares Issued for
  Services                                              50,000            50            40,450                 -

June 8, 2004, Shares Issued for
  Investment Expense                                   100,000           100            74,900                 -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                   Additional          During
                                                         Common Stock               Paid in         Development
                                                ------------------------------
                                                    Shares          Value           Capital            Stage
                                                --------------  --------------  ---------------- ------------------

June 16, 2004, Shares Issued for
  Services                                             240,000  $          240  $         79,761 $                -

Cancellation of Stock Options for
Non-Performance                                              -               -           487,500                  -


Net Loss                                                     -               -                 -         (2,945,325)
                                                --------------  --------------  ---------------- ------------------

Balance at June 30, 2004                             8,348,222  $        8,348  $     14,249,680 $      (14,968,470)
                                                ==============  ==============  ================ ==================





















                    The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $     (2,945,325) $       (2,459,447) $      (14,968,470)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                      2,749               2,749           3,536,428
   Issuance of Common Stock for Expenses                          1,785,769           2,281,447           7,667,696
   Stock Issued for Payment of Accounts Payable                      20,000                   -              20,000
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                   557,008              12,000             569,008
   Gain on Forgiveness of Debt                                            -             (48,516)            (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -             (18,547)           (272,008)
    Prepaid Expense                                                  (9,234)                                 (9,234)
   Accounts Payable                                                 (21,649)             66,870             229,198
   Accrued Expenses                                                  36,331             (27,009)             78,373
   Bank Overdraft                                                       401                   -                 401
   Lawsuit Payable                                                   37,411                   -              37,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (536,539)           (190,453)         (2,997,278)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             603,145
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                      June 30, 2004                 Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from shareholders                      $        112,511  $          198,067  $        2,020,113
Payments of principal on loans from shareholders                    (34,745)             (7,364)           (408,996)
Proceeds from issuance of common stock                              448,016               9,500             719,016
Proceeds from issuance of short-term notes                                -                   -              64,000
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           525,782             200,203           2,394,133
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                     (10,757)              9,750                   -
Cash at Beginning of Period                                          10,757               1,007                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $              -  $           10,757  $                -
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $                 $               26  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $               -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                     23,105             392,090           1,214,936


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $14,968,000 for the period from May 5, 1999 (inception) to June 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2004 is in the development stage, and has not commenced planned principal operations.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $31,750 and $122,040 advertising expense for the two years ended June 30, 2004 and 2003.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of June 30, 2004 and 2003, the Company had $0 and $557,008 in film costs that are in the development stage or pre-production stage.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2004 and 2003 and are thus not considered.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

NOTE 2 - INCOME TAXES

         As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,805,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the two years ended June 30, 2004 and 2003, rent expense was $49,723 and $0.

NOTE 5 - FORGIVENESS OF DEBT

         During the first quarter of 2003, the Company was relieved of $48,516 worth of debt in connection with the return of the 3-D equipment previously disposed of.

NOTE 6 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of June 30, 2004 and 2003, the company owes $285,370 and $230,708 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

         On April 30, 2004, the company signed a Development Production Agreement with Baywatch 3 Double D LLC which is 50 % owned by Douglas Schwartz, Chairman of the Board of Stereo Vision Entertainment. Under the terms of the agreement, the company will receive certain rights in a film to be produced in return for providing a development production advance. Originally the company had 30 days in which to secure the advance. The company has since received an extension for which it granted Baywatch LLC 100,000 unregistered shares and is free to continue to pursue the funding on a non-exclusive basis of the production advance for the movie, "Baywatch 3 Double D".

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         On January 15, 2002, 12,000 (300,000 pre split) shares of common stock were issued for cash at $0.33 per share. Also during the quarter, 106,480 (2,662,000 pre split) were issued in connection with previous debt cancellation.

         On April 29, 2002, 8,000 (200,000 pre split) common shares were issued for the purchase of "In the Garden of Evil" album. The value of the shares were $0.06.

         On May 30, 2002, 4,000 (100,000 pre split) common shares were issued to various people for services connected with the project "Mad Dogs and Oakies." The value of the shares were $.03.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         On April 7, 2004, the Company issued 60,000 shares of common stock to various people for consulting services. Also, on April 7, 2004 the Company issued 375,000 shares of common stock to various people for cash of at $0.25 to $0.75 per share. In addition, approximately $14,200 in loans were converted into 30,000 shares of common stock.

         On April 14, 2004, the Company issued 100,000 shares of common stock for cash at $0.25 per share.

         On May 6, 2004, the Company issued 10,000 shares of common stock for cash at $0.50 per share.

         On May 25, 2004, the Company issued 50,000 shares of common stock valued at $0.81 per share for consulting services.

         On June 8, 2004, the Company issued 100,000 shares of common stock in connection with extension of acquiring ownership in Baywatch 3D Production, LLC. The shares were valued at $0.75 per share

         On June 16, 2004, the Company issued 240,000 shares of common stock for consulting expenses paid by a shareholder to a third party. The amount paid for the consulting services was $80,000.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         On September 28, 2000, the Company signed a consulting agreement with Solomon Broadcasting International for consulting services on a non-exclusive basis for the purposes of financing, production, acquisition and distribution of Stereo Vision products in various media throughout the world. The contract is for 2 years at $300,000 per year plus an option to purchase 250,000 common shares at $.01 per share. The option is exercisable after September 28, 2002. During the year ended June 30, 2004, these stock options were canceled for non-performance.

         On March 11, 2004, the Company granted its attorney an option to purchase 20,000 shares of its common stock at an exercise price of $1.00 for an exercise price of two years. As a result of the grant, $20,000 was recorded as compensation expense.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10- INVESTMENT IN WOW EVENTS, LLC

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

         During the quarter ending June 2004, the Company ceased its funding of the project and was later issued a notice of termination and default, wherein its ownership was decreased to 3.167%. The Company had loaned WOW Events, LLC $190,000 which is to be repaid in the event that WOW Events, LLC becomes profitable. As the repayment is contingent on the profitability of WOW, it is uncertain if the loan will be collectible, and thus it has been written off and will be recorded as a gain in future years if the loan is repaid.

NOTE 11 - FILM AND MUSIC COSTS

         The Company has intangible assets which consist of movie and music licensing rights and production costs and are valued at cost. As of June 30, 2004 and 2003, the Company had $0 and $557,008 in film costs that are in the development stage or pre-production stage.

         For the two years ended June 30, 2004 and 2003, the Company recorded losses of $558,191 and $12,000 for projects that have been abandoned for various reasons or have not been set for production.

NOTE 12 - LEGAL PROCEEDINGS

         In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereovision Entertainment, et, al, Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments do not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff's entry of a judgment, according to notice received by the company, of slightly over $37,500, which has been appealed by the Company as incorrect and excessive. The $37,500 has been accrued as liability on the June 30, 2004 financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

                                  FISCAL YEAR ENDING         FISCAL YEAR ENDING
                                     JUNE 30, 2004             JUNE 30, 2003
                                   [GRAPHIC OMITTED]         [GRAPHIC OMITTED]
Audit Fees                    $            13,725            $        13,230
Audit Related Fees                            NIL                        NIL
Tax Fees                                       90                         80
All Other Fees                                NIL                        NIL

As of June 30, 2004, the Company's Audit Committee did not have a formal, documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                        STEREO VISION ENTERTAINMENT, INC.

Dated: October 13, 2004                     By  /S/     Lance Robbins
                                            ------------------------------------
                                            Lance Robbins,
                                            C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of October 2003.

Signatures & Title

/S/     Lance Robbins                                /S/     John Honour
---------------------------                         ----------------------------
Lance Robbins,                                       John Honour
C.E.O., President, Director                          COO, Director
(Principal Executive Officer)

/S/ Theodore Botts                                   /S/     Herky Williams
---------------------------                         ----------------------------
Theodore Botts                                     Herky Williams
CFO, Director                                      Secretary-Treasurer, Director
(Principal Financial and
Accounting Officer)


---------------------------                         ----------------------------
Doug Schwartz                                       John C. Bodziak
Chairman / Director                                 Director


---------------------------
Tom Noonan
Vice Chairman