Form 10QSB
period 2004-09-30
STEREO VISION ENTERTAINMENT INC
filed 2004-11-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,982,571 as of November 15, 2004

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
ASSETS:                                                                        September 30,          June 30,
-------
                                                                                    2004                2004
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $            2,727  $                -
   Prepaid Expenses                                                                      65,513               9,234
                                                                             ------------------  ------------------
       Total Current Assets                                                              68,240               9,234
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (13,745)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -                   -
                                                                             ------------------  ------------------


Total Assets                                                                 $           68,240  $            9,234
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                               (Unaudited)
                                                                                September 30,         June 30,
                                                                                    2004                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          264,526  $          246,628
   Accrued Expenses                                                                     190,926              78,373
   Bank Overdraft                                                                             -                 401
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       37,411              37,411
   Loans from Shareholders                                                              456,334             285,370
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,020,690             719,676
                                                                             ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 9,982, 571 at September 30, 2004
      and 8,348,222 shares at June 30, 2004                                               9,983               8,348
  Additional Paid in Capital                                                         14,809,249          14,249,680
  Deficit Accumulated During the Development Stage                                  (15,771,682)        (14,968,470)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (952,450)           (710,442)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           68,240  $            9,234
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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                                                       1999
                                                             For the Three Months Ended            Inception of
                                                                   September 30,                    Development
                                                       --------------------------------------
                                                              2004                2003                 Stage
                                                       ------------------  ------------------   -------------------

Revenues                                               $                -  $                -   $                 -
                                                       ------------------  ------------------   -------------------

Expenses
Research & Development                                                  -                   -               293,000
General & Administrative                                           30,101              95,414             9,092,149
Salaries & Consulting                                             661,137             630,300             5,080,635
Advertising & Promotion                                           106,600                   -               408,423
                                                       ------------------  ------------------   -------------------

Operating Loss                                                   (797,838)           (725,714)          (14,874,207)

Other income (expense):
   Interest                                                        (5,374)             (3,910)             (399,435)
   Investment Fee                                                       -                   -               (75,000)
   Loss on Sale of Assets                                               -                   -               (15,883)
   Loss on Investment                                                   -                   -              (570,191)
   Lawsuit Settlement                                                   -                   -              (104,911)
   Write off of Note Receivable                                         -                   -              (191,701)
   Gain on Forgiveness of Debt                                          -                   -                48,516
   Gain (Loss) on Trading
          Investments                                                   -                   -               412,772
                                                       ------------------  ------------------   -------------------
Total Other Income (expense)                                       (5,374)             (3,910)             (895,833)
                                                       ------------------  ------------------   -------------------

       Net Loss Before Taxes                                     (803,212)           (729,624)          (15,770,040)

Income Tax Expense                                                      -                   -                (1,642)
                                                       ------------------  ------------------   -------------------

       Net Loss                                        $         (803,212) $         (729,624)  $       (15,771,682)
                                                       ==================  ==================   ===================

Basic & Diluted loss Per Share                         $           (0.09)  $           (0.18)
                                                       ==================  ==================

Weighted Average                                                9,236,443           4,081,759
                                                       ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                For the Three Months Ended          Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   $       (803,212) $         (729,624) $      (15,771,682)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                 687           3,536,428
   Issuance of Common Stock for Expenses                            461,233             630,300           8,128,929
   Stock Issued for Payment of Accounts Payable                           -                   -              20,000
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             569,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -             (25,000)           (272,008)
    Prepaid Expense                                                 (56,279)                  -             (65,513)
   Accounts Payable                                                  17,898              12,781             247,096
   Accrued Expenses                                                 112,553               3,909             190,926
   Bank Overdraft                                                      (401)              2,690                   -
   Lawsuit Payable                                                        -                   -              37,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (268,208)           (104,257)         (3,265,486)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             603,145
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                For the Three Months Ended          Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2004               2003               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans from shareholders                      $        175,615  $           38,000  $        2,195,728
Payments of principal on loans from shareholders                     (4,650)                  -            (413,646)
Proceeds from issuance of common stock                               99,970              55,500             818,986
Proceeds from issuance of short-term notes                                -                   -              64,000
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           270,935              93,500           2,665,068
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                       2,727             (10,757)              2,727
Cash at Beginning of Period                                               -              10,757                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $          2,727  $                -  $            2,727
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $               26  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                          -             392,090           1,214,936


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

         The unaudited financial statements as of September 30, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,772,000 for the period from May 5, 1999 (inception) to September 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2004 is in the development stage, and has not commenced planned principal operations.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $106,600 and $0 advertising expense for the three months ended September 30, 2004 and 2003.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of September 30, 2004 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2004 and 2003 and are thus not considered.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the three months ended September 30, 2004 and 2003, rent expense was $6,984 and $12,500.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of September 30, 2004 and June 30, 2004, the company owes $456,334 and $285,370 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

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

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

         On July 1, 2002, 34,000 (850,000 pre split) common shares were issued for cash. Shares were issued for $.01 to $.025 per share. Also on July 8, 2002 , 93,333 (2,333,334 pre split) were issued in connection with a previous debt cancellation.During the quarter ended June 30, 2002, the Company issued 12,000 (300,000 pre split) shares of common stock for cash. Shares were issued for$.025 to .075 per share. Also during the quarter, 10,000 (250,000 pre split) shares were issued for consulting and rent expense. The value of the shares was between $.03 and $.08 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to various people for services rendered. Consulting Expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share.

NOTE 7 - STOCK SPLIT

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

NOTE 9 - STOCK OPTIONS

         Pursuant to a 2000 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered by the Board of Directors ("Board"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

         In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board, with monies borrowed from us.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - STOCK OPTIONS (Continued)

         Subject to the foregoing, the Board has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Board shall deem advisable.

         On July 12, 2004, the Board of Directors granted the option to purchase 2,500,000 unregistered common shares to there President at an exercise price of $0.40 per share a vest in one year from the grant date. No compensation expense was recorded because the Company feels that the exercise price was equal to or greater than the fair value of the stock on the grant date.

         The following table sets forth the options and warrants outstanding as of September 30, 2004 and June 30, 2004:

                                                                                 September 30,             June 30,
                                                                                     2004                    2004
                                                                             ---------------------     -----------------
Options Outstanding, Beginning of year                                                           -                     -
         Granted                                                                         2,500,000                     -
         Expired                                                                                 -                     -
         Exercised                                                                               -                     -
                                                                             ---------------------     -----------------
Options Outstanding, End of year                                                         2,500,000                     -
                                                                             =====================     =================

Exercise price for options outstanding, end of period                                $0.40                             -
                                                                             =====================     =================

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - FILM AND MUSIC COSTS

         The Company has intangible assets which consist of movie and music licensing rights and production costs and are valued at cost. As of September 30, 2004 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

         For the three months ended September 30, 2004 and 2003, the Company recorded losses of $0 and $0 for projects that have been abandoned for various reasons or have not been set for production.

NOTE 12 - LEGAL PROCEEDINGS

         In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREOVISION ENTERTAINMENT, ET, AL, Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments do not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff's entry of a judgment, according to notice received by the company, of slightly over $37,500, which has been appealed by the Company as incorrect and excessive. The $37,500 has been accrued as liability on the September 30, 2004 financial statements.

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

Results of Operations

         There were no revenues from sales from the period from inception to September 30, 2004. The Company has sustained a net loss of approximately $15.77 million for the period from inception to September 30, 2004, which was primarily due to general and administrative expenses. The Company is a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

Liquidity and Capital Resources

         The Company is in the process of developing a detailed plan of operations to exploit its asset base. On a preliminary basis, the Company estimates that it will require up to $8,000,000 over a period of 18 months to fund this plan of operations. This plan of operations is expected to include both exploitation of existing movies and equipment, and efforts to arrange development of additional movies. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

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

Employees

         As of September 30, 2004, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREOVISION ENTERTAINMENT, ET, AL., Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments do not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff's entry of a judgment, according to notice received by the company, of slightly over $37,500, which has been appealed by the Company as incorrect and excessive.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to various people for services rendered. Consulting Expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

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


(b)      Reports on Form 8-K filed.

         On September 13, 2004, the Company filed an 8-K to announce the resignation of its current CEO and President and to announce the appointment of a new CEO, CFO and COO.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: November 18, 2004                            By  /S/     Lance Robbins
                                                     ---------------------------
                                                     Lance Robbins,
                                                     C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     Lance Robbins
Lance Robbins,
C.E.O., President, Director
(Principal Executive Officer)


/S/     Theodore Botts
Theodore Botts
CFO, Director
(Principal Financial and Accounting Officer)