Form 10QSB
period 2004-12-31
STEREO VISION ENTERTAINMENT INC
filed 2005-02-23
CIK 1099814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                To

Commission file number              000-28553

STEREO VISION ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	95-4786792

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406

(Address of principal executive offices)

(310) 205-7998

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  10,126,871 as of December 31, 2004

Transitional Small Business Disclosure Format (check one).	Yes	; No	X

PART I

Item 1. Financial Statements

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS:	December 31,	June 30,
	2004	2004

Current Assets:
Cash	$—	$—
Prepaid Expenses	50,513	9,234

Total Current Assets	50,513	9,234

Fixed Assets:
Office Equipment	13,745	13,745
Less Accumulated Depreciation	(13,745)	(13,745)

Net Fixed Assets	—	—

Total Assets	$50,513	$9,234

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

(Continued)

	(Unaudited)
	December 31,	June 30,
	2004	2004

LIABILITIES AND STOCKHOLDERS= EQUITY:

Liabilities:
Accounts Payable	$293,376	$246,628
Accrued Expenses	483,818	78,373
Bank Overdraft	1,567	401
Payable to SAG for Route 66	71,493	71,493
Lawsuit Payable	37,411	37,411
Loans from Shareholders	445,086	285,370

Total Current Liabilities	1,332,751	719,676

Stockholders’ Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 10,126,871 at December 31, 2004
and 8,348,222 shares at June 30, 2004	10,127	8,348
Additional Paid in Capital	14,867,105	14,249,680
Deficit Accumulated During the Development Stage	(16,159,470)	(14,968,470)

Total Stockholders’ Equity	(1,282,238)	(710,442)

Total Liabilities and Stockholders’ Equity	$50,513	$9,234

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Since May 5,
					1999
	For the Three Months Ended		For the Six Months Ended		Inception of
	December 31,		December 31,		Development
	2004	2003	2004	2003	Stage

Revenues	$—	$—	$—	$—	$—

Expenses
Research & Development	—	—	—	—	293,000
General & Administrative	67,111	72,400	97,212	85,789	9,159,260
Salaries & Consulting	304,425	176,492	965,562	888,817	5,385,060
Advertising & Promotion	10,000	—	116,600	—	418,423

Operating Loss	(381,536)	(248,892)	(1,179,374)	(974,606)	(15,255,743)

Other income (expense):
Interest	(6,252)	(4,097)	(11,626)	(8,007)	(405,687)
Investment Fee	—	—	—	—	(75,000)
Loss on Sale of Assets	—	—	—	—	(15,883)
Loss on Investment	—	(58,510)	—	(58,510)	(570,191)
Lawsuit Settlement	—	—	—	—	(104,911)
Write off of Note Receivable	—	—	—	—	(191,701)
Gain on Forgiveness of Debt	—	—	—	—	48,516
Gain (Loss) on Trading
Investments	—	—	—	—	412,772

Total Other Income (expense)	(6,252)	(62,607)	(11,626)	(66,517)	(902,085)

Net Loss Before Taxes	(387,788)	$(311,499)	(1,191,000)	(1,041,123)	(16,157,828)

Income Tax Expense	—	—	—	—	(1,642)

Net Loss	$(387,788)	$(311,499)	$(1,191,000)	$(1,041,123)	$(16,159,470)

Basic & Diluted loss Per Share	$(0.04)	$(0.06)	$(0.12)	$(0.21)

Weighted Average	10,008,868	5,617,569	9,622,655	4,852,178

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since May 5,
			1999
	For the Six Months Ended		Inception of
	December 31,		Development
	2004	2003	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,191,000)	$(1,041,123)	$(16,159,470)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization	—	1,375	3,536,428
Issuance of Common Stock for Expenses	480,233	775,300	8,147,929
Stock Issued for Payment of Accounts Payable	—	20,000	20,000
Compensation Expense from Stock Options	—	13,500	487,500
Realized gain on trading investments	—	—	(412,773)
Loss on sale of assets	—	—	15,883
Loss on Investment Written Off	—	57,327	569,008
Gain on Forgiveness of Debt	—	—	(48,516)
Cash acquired in merger	—	—	332

Change in operating assets and liabilities:
Investment in films, manuscripts, recordings
and similar property	—	—	(272,008)
Prepaid Expense	(41,279)	—	(50,513)
Accounts Payable	46,748	(17,584)	275,946
Accrued Expenses	405,445	7,567	483,818
Bank Overdraft	1,166	—	1,567
Lawsuit Payable	—	—	37,411
Payable to SAG for Route 66	—	—	71,493

Net Cash Used in operating activities	(298,687)	(183,638)	(3,295,965)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	—	—	(13,745)
Proceeds from sale of assets	—	—	51,117
Proceeds from sale of investments	—	—	565,773

Net cash provided (used) in investing activities	—	—	603,145

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

			Cumulative
			Since May 5,
			1999
	For the Six Months Ended		Inception of
	December 31,		Development
	2004	2003	Stage

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans from shareholders	$205,915	$88,837	$2,226,028
Payments of principal on loans from shareholders	(7,198)	(19,500)	(416,194)
Proceeds from issuance of common stock	99,970	107,000	818,986
Proceeds from issuance of short-term notes	—	—	64,000

Net Cash Provided by Financing Activities	298,687	176,337	2,692,820

Net (Decrease) Increase in Cash	—	(7,301)	—
Cash at Beginning of Period	—	10,757	—

Cash at End of Period	$—	$3,456	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$43,799

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$—	$—	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	—	—	3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	—	—	12,000
Notes Payable Converted to Stock	39,000	8,465	1,253,936

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Stereo Vision Entertainment, Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of December 31, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a (going concern(, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company(s ability to continue as a (going concern(. The Company has incurred net losses of approximately $16,158,000 for the period from May 5, 1999 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company(s future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its products and market penetration and profitable operations.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a (going concern(. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the (going concern( assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a (going concern(, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2004 is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

The Company plans to produce low to medium budget profitable 3-D and 2-D direct to DVD films, as well as pay-per-view films, theatric films, television/cable films and entertainment and merchandising related to specific content. In addition, the Company will acquire additional intellectual property assets such as existing television, film, gaming and music properties via its own worldwide distribution and merchandising entity, and through the acquisition of existing companies.

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

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company(s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Advertising Costs

Advertising costs are expensed as incurred. There was $116,600 and $0 advertising expense for the six months ended December 31, 2004 and 2003.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of December 31, 2004 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2004 and 2003 and are thus not considered.

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

NOTE 4 - RENT EXPENSE

The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the six months ended December 31, 2004 and 2003, rent expense was $18,619 and $16,703.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of December 31, 2004 and June 30, 2004, the company owes $445,086 and $285,370 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. As a result of the merger with Kestrel Equity Corporation the authorized number of shares is 100,000,000 with a par value of $.001.

At inception, the Company issued 61,200 (1,530,000 pre split) shares of common stock to its officers and directors for services performed and payments made on the Company(s behalf during its formation. This transaction was valued at approximately $0.003 per share or an aggregate approximate $5,000.

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

On February 14, 2000, the Company issued 4,000 (100,000 pre split) shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2 per share. The services rendered were for the development of the Company(s music division.

On August 10, 2000, the Company purchased a motion picture entitled (ROUTE 66” including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 (265,000 per split) restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 (% royalty on any merchandise and 2% royalty on sequels).

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

On April 29, 2002, 8,000 (200,000 pre split) common shares were issued for the purchase of (In the Garden of Evil( album. The value of the shares were $0.06.

On May 30, 2002, 4,000 (100,000 pre split) common shares were issued to various people for services connected with the project (Mad Dogs and Oakies.( The value of the shares were $.03.

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

On April 7, 2004, the Company issued 60,000 shares of common stock to various people for consulting services. Also, on April 7, 2004 the Company issued 375,000 shares of common stock to various people for cash at $0.25 to $0.75 per share. In addition, approximately $14,200 in loans were converted into 30,000 shares of common stock.

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

During the quarter ended December 31, 2004, the Company issued 41,000 shares of common stock to various people for services rendered. Consulting expense of $22,000 was recognized in connection with these issuances. Also during the quarter, $39,000 in loans was converted into 103,300 shares of common stock.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7 - STOCK SPLIT

On May 30, 2003, the Board of Directors approved a proposal to effectuate a 25 to 1 reverse stock split of the Company(s outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock are reduced from 37,903,485 to 1,516,150 shares. All references to common stock in the financial statements have been changed to reflect the stock split.

NOTE 8 - COMMITMENTS

On August 10, 2000, the Company purchased a motion picture entitled (ROUTE 66” including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 265,000 restricted common shares, $96,492.73 (payable $25,000 August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 1 (% royalty on any merchandise and 2% royalty on sequels). Currently, this project is being restructured.

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

On March 11, 2004, the Company granted its attorney an option to purchase 20,000 shares of its common stock at an exercise price of $1.00 for an exercise period of two years. As a result of the grant, $20,000 was recorded as compensation expense.

In addition, the Company has committed to grant various providers of services to the Company a total of 340,000 of its unregistered common stock.

NOTE 9 - STOCK OPTIONS

Pursuant to a year 2000 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered by the Board of Directors ((Board(), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 9 - STOCK OPTIONS (Continued)

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board, with monies borrowed from the Company.

Subject to the foregoing, the Board has broad discretion to decide the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board shall deem advisable.

On July 12, 2004, the Board of Directors granted an option to its President and CEO designate to purchase 2,500,000 unregistered common shares at an exercise price of $0.40 per share that vest one year from the grant date. No compensation expense was recorded because the Company feels that the exercise price was equal to or greater than the fair value of the stock on the grant date.

(See Note 12 for further information.)

The following table sets forth the options and warrants outstanding as of December 31, 2004 and June 30, 2004:

	December 31,	June 30,
	2004	2004

Options Outstanding, Beginning of year	20,000	—
Granted	2,500,000	20,000
Expired	—	—
Exercised	—	—
Options Outstanding, End of year	2,520,000	20,000

Exercise price for options outstanding, end of period	$0.40 — $1.00	$1.00

NOTE 10- INVESTMENT IN WOW EVENTS, LLC

On September 3, 2003, the Company entered into an agreement to form WOW Events, LLC with David McLane Enterprises, Inc., David McLane, Jeanie Buss, and John Corcoran, wherein Stereo Vision Entertainment, Inc. contributed services and an agreement to provide loans to the Company to fund WOW(s startup costs for a 50 percent ownership in the LLC. In the event that Stereo Vision Entertainment fails or refuses to disburse all or any part of the agreed upon loan their percentage interest and units shall be reduced and assigned and transferred to David McLane Enterprises.

STEREO VISION ENTERTAINMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 10- INVESTMENT IN WOW EVENTS, LLC (continued)

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

NOTE 11 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie and music licensing rights and production costs and are valued at cost. As of December 31, 2004 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

For the three months ended December 31, 2004 and 2003, the Company recorded losses of $0 and $0 for projects that have been abandoned for various reasons or have not been set for production.

NOTE 12 - LEGAL PROCEEDINGS

In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereovision Entertainment, et, al, Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff(s entry of a judgment, according to notice received by the company, of $37,411, which has been accrued as liability on the December 31, 2004 financial statements.

The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of December 31, 2004, this issue had not been resolved. No adjustments have been made to the December 31, 2004 financial statements with regards to this issue.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

The Company(s common stock is traded on the over-the-counter and reported on the OTC Bulletin Board (OTCBB) under the symbol (SVSN.(

Results of Operations

There were no revenues from sales for the period from inception to December 31, 2004. The Company has sustained a net loss of approximately $16.16 million for the period from inception to December 31, 2004, which was primarily due to general and administrative expenses. The Company is a development stage company and has not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Government Regulations

The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Competition

The Company competes with a large array of diverse global media conglomerates, upstart “entertainment, information and commerce” companies, as well as with a number of smaller, independent production companies. The Company(s current and potential competitors include:

o	Fox, Disney, Warner Bros., Universal and others
o	Globcast, Vyvx and COMSAT World Systems
o	Universal Music, EMI, BMG and others

A portion of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures produced by the Company. Other companies compete in areas of satellite production and transmission services and music production, distribution and promotion. The Company also intends to use its core competencies in areas of music production and production services to diversify and compete in the global marketplace.

Most of the Company(s competitors have operating histories, larger customer bases and significantly greater financial, marketing and other resources. Certain of the Company(s competitors have the financial resources to devote greater resources to marketing and promotional campaigns and devote substantially more resources to technology development. Increased competition may result in reduced operating margins.

Employees

As of December 31, 2004, the Company employed four employees. The Company considers its employee relations to be satisfactory at present.

Item 3. Controls and Procedures

The Company(s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company(s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been no significant changes in the Company(s internal controls or in other factors since the date of the Chief Executive Officer(s and Chief Financial Officer(s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September of 2001 the Company entered into a promissory note with Duncan MacPherson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereovision Entertainment, et, al., Case No. LC 0611749 in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock were delivered and $40,000 of payments were made, with the final $10,000 not paid according to the stipulated agreement. This resulted in the plaintiff(s entry of a judgment, according to notice received by the company, of $37,411.

The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of December 31, 2004, this issue had not been resolved. No adjustments have been made to the December 31, 2004 financial statements with regards to this issue.

The Company filed suit against Mr. Robbins on December 23, 2004 in Miami/Dade County, Florida alleging breach of fiduciary duty and self dealing. Mr. Robbins has denied the charges and the matter is pending.

Item 2. Changes in Securities

During the quarter ended December 31, 2004, the Company issued 41,000 shares of common stock to various people for services rendered. Consulting expense of $22,000 was recognized in connection with these issuances. Also during the quarter, $39,000 in loans was converted into 103,300 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included as part of this report:

Exhibit

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Registrant=s registration statement on Form 10-SB filed on August 9, 2000.

(b)	Reports on Form 8-K filed.

On December 13, 2004, the Company filed on Form 8-K under Item 5.02, Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STEREO VISION ENTERTAINMENT, INC.

(Registrant)

Dated: February, 2005	By /S/	Theodore Botts

Theodore Botts,

C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/	Theodore Botts

Theodore Botts,

C.E.O., President, Director

(Principal Executive Officer)

/S/	Kevin D. Elder

Kevin D. Elder

C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 31.1

Section 302 Certifications

I, Theodore Botts, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of Stereo Vision Entertainment, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant(s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant(s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the (Evaluation Date(); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant(s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant(s auditors and the audit committee of registrant(s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal control which could adversely affect the registrant(s ability to record, process, summarize and report financial data and have identified for the registrant(s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant(s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February	, 2005
/S/	Theodore Botts

Theodore Botts,

C.E.O., President, Director

(Principal Executive Officer)

Exhibit 31.2

Section 302 Certifications

I, Kevin D. Elder, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of Stereo Vision Entertainment, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant(s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant(s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the (Evaluation Date(); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant(s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant(s auditors and the audit committee of registrant(s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal control which could adversely affect the registrant(s ability to record, process, summarize and report financial data and have identified for the registrant(s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant(s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February	, 2005
/S/	Kevin D. Elder

Kevin D. Elder

C.F.O.

(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stereo Vision Entertainment, Inc. on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the (Report(), I, Theodore Botts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
/S/	Theodore Botts

Theodore Botts,

C.E.O., President, Director

(Principal Executive Officer)

February , 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stereo Vision Entertainment, Inc. on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the (Report(), I, Kevin D. Elder, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
/S/	Kevin D. Elder

Kevin D. Elder

C.F.O.

(Principal Financial and Accounting Officer)

February , 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.