Form 10QSB
period 2005-03-31
STEREO VISION ENTERTAINMENT INC
filed 2005-05-19
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

                15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 205-7998
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,741,871 as of April 5,


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X
---- ----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
ASSETS:                                                                          March 31,            June 30,
-------
                                                                                    2005                2004
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $              472  $                -
   Prepaid Expenses                                                                      25,000               9,234
                                                                             ------------------  ------------------
       Total Current Assets                                                              25,472               9,234
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (13,745)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           25,472  $            9,234
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)



                                                                                 (Unaudited)
                                                                                  March 31,           June 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          263,534  $          246,628
   Accrued Expenses                                                                     283,562              78,373
   Bank Overdraft                                                                             -                 401
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       37,411              37,411
   Loans from Shareholders                                                              459,427             285,370
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,115,427             719,676
                                                                             ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 10,741,871 at March 31, 2005
      and 8,348,222 shares at June 30, 2004                                              10,742               8,348
  Common Stock to be Issued, 266,666 shares at
      March 31, 2005 and -0- shares at June 30, 2004                                        267                   -
  Additional Paid in Capital                                                         15,356,989          14,249,680
  Deficit Accumulated During the Development Stage                                  (16,457,953)        (14,968,470)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                      (1,089,955)           (710,442)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           25,472  $            9,234
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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                     Cumulative
                                                                                                                    Since May 5,
                                                                                                                        1999
                                            For the Three Months Ended           For the Nine Months Ended          Inception of
                                                    March 31,                            March 31,                   Development
                                       ------------------------------------ ------------------------------------
                                             2005               2004               2005              2004               Stage
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Revenues                               $               -  $-              - $                - $               -  $               -
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Expenses
Research & Development                                 -                  -                  -                 -            293,000
General & Administrative                          54,334            138,112            151,546           223,901          9,213,594
Salaries & Consulting                            238,366            756,967          1,203,928         1,645,784          5,623,426
Advertising & Promotion                                -             31,750            116,600            31,750            418,423
Loss on Investment                                     -            247,000                  -           305,510            570,191
Lawsuit Settlement                                     -             67,500                  -            67,500            104,911
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Operating Loss                                  (292,700)        (1,241,329)        (1,472,074)       (2,274,445)       (16,223,545)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Other income (expense):
   Interest                                       (5,783)            (4,205)           (17,409)          (12,212)          (411,470)
   Investment Fee                                      -                  -                  -                 -            (75,000)
   Loss on Sale of Assets                              -                  -                  -                 -            (15,883)
   Write off of Note Receivable                        -                  -                  -                 -           (191,701)
   Gain on Forgiveness of Debt                         -                  -                  -                 -             48,516
   Gain (Loss) on Available for
          Sale Securities                              -                  -                  -                 -            412,772
                                       -----------------  ----------------- ------------------ -----------------  -----------------
Total Other Income (expense)                      (5,783)            (4,205)           (17,409)          (12,212)          (232,766)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss Before Taxes                    (298,483)        (1,245,534)        (1,489,483)       (2,286,657)       (16,456,311)

Income Tax Expense                                     -                  -                  -                 -             (1,642)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss                        $        (298,483) $      (1,245,534)$       (1,489,483)$      (2,286,657) $     (16,457,953)
                                       =================  ================= ================== =================  =================

Basic & Diluted loss Per Share         $          (0.03)  $          (0.18) $           (0.15) $          (0.41)
                                       =================  ================= ================== =================

Weighted Average                       10,232,149         6,951,533                  9,822,849         5,547,393
                                       =================  ================= ================== =================


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                For the Nine Months Ended           Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $     (1,489,483) $       (2,286,657) $      (16,457,953)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -               2,168           3,536,428
   Issuance of Common Stock for Expenses                            644,333           1,507,685           8,312,029
   Stock Issued for Payment of Accounts Payable                      25,000              20,000              45,000
   Stock to be Issued for Accrued Expenses                          266,666                   -             266,666
   Compensation Expense from Stock Options                                -              20,000             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -             305,510             569,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense & Other Receivable                              (15,766)               (199)            (25,000)
   Accounts Payable                                                  16,906             (20,117)            246,104
   Accrued Expenses                                                 205,189              12,212             283,562
   Lawsuit Payable                                                        -                   -              37,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (347,155)           (439,398)         (3,344,834)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                  -              (1,598)            (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -              (1,598)            603,145
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                For the Nine Months Ended           Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from shareholders                      $        230,149  $          127,171  $        2,250,262
Payments of principal on loans from shareholders                    (17,091)            (29,226)           (426,087)
Proceeds from issuance of common stock                              134,970             394,500             853,986
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                         (401)                  -                   -
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           347,627             492,445           2,742,161
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                         472              51,449                 472
Cash at Beginning of Period                                               -              10,757                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $            472  $           62,206  $              472
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                     39,000              43,465           1,253,936


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

         The unaudited financial statements as of March 31, 2005 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $16,458,000 for the period from May 5, 1999 (inception) to March 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, officers and shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2005 is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to develop its own film and music properties as well as acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

         The Company plans to produce low to medium budget profitable 3-D and 2-D direct to DVD films, as well as pay-per-view films, theatrical release films, television/cable films and entertainment and merchandising related to specific content. It will also develop its record business and begin with the production and distribution of compilation albums. In addition, the Company will acquire additional intellectual property assets such as existing television, film, gaming and music properties via its own worldwide distribution and merchandising entity, and through the acquisition of existing companies.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $116,600 and $31,750 advertising expense for the nine months ended March 31, 2005 and 2004.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of March 31, 2005 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2005 and 2004 and are thus not considered.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the nine months ended March 31, 2005 and 2004, rent expense was $25,109 and $45,923.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of March 31, 2005 and June 30, 2004, the company owes $459,427 and $285,370 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

NOTE 6 - COMMON STOCK TRANSACTIONS

         The Company was initially authorized to issue 100,000,000 common shares with a par value of $0.001.

         At inception, the company issued 61,200 (1,530,000 pre-split) shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $0.003 per share or an aggregate approximate value of $5,000. These shares were issued under Rule 4(2).

         On December 2, 1999, the Company issued 58,800 (1,470,000 pre split) shares of common stock in exchange for $350,000 investment in 3-D projects, $255,000 licensing and distribution rights, $3,306,900 3-D film production and exhibition equipment, and $100,000 patent pending. On September 25, 2001 the asset acquisition was rescinded and the assets acquired were returned and the common stock was returned to treasury.

         In addition to the asset acquisition, on December 3, 1999, the company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and 4366,084 in notes payable in exchange for 48,000 (1,200,000 pre-split) shares of common stock. by virtue of the merger and the asset acquisition, the Company issued 106,800

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

(2,670,000 pre-split) shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

         On December 31, 1999, the Company issued 14,000 (350,000 pre-split) shares to various employees and consultants for services rendered valued at $2.00 per share. These shares were issued in reliance upon the Rule 4(2) exemptive provisions, and no advertising nor solicitation occurred.

         On February 14, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock as payment for services rendered by Mr. Herky Williams valued at $2.00 per share. The services rendered were for the development of the company's music division. The shares were issued under Rule 4(2) to an officer of the Company.

         On April 17, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock as payment for services valued at $100,000.

         On May 4, 2000, the Company issued 2,200 (55,000 pre-split) shares of common stock for cash of $55,000.

         On June 2, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock as payment for services valued at $100,000.

         On June 30, 2000, the Company issued 1,420 (35,500 pre-split) shares of common stock for cash of $35,000.

         On August 10, 2000, the company purchased a motion picture entitled "ROUTE 66" including all rights and materials, the rights as the creator and the writer of the original screenplay, all copyright rights, trade names and trademarks and all other forms of exploitation of the Property, and all ancillary, merchandise, music and book-publishing rights in exchange for 10,600 (265,000 pre-split) restricted common shares, $96,492.73 (payable $25,000 on August 14, 2000 and $11,915.46 per month from December 14, 2000 to May 14, 2001 and $25,000 plus a 4.5% royalty on any merchandise and a 2% royalty on sequels). The shares issued were issued in reliance on Rule 4(2) and were issued to an accredited investor.

         On September 13, 2000, the Company issued 5,000 (125,000 pre-split) shares of common stock as payment for services valued at $141,250.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On September 27, 2000, the company entered into a contract with Ron Whiten to make strategic introductions on behalf of the Company to the investment community in exchange for 4,000 (100,000 pre-split) common shares. On September 29, 2000, the shares were issued at a value of $95,000, which was the quoted market price on the date of issue. The contract is for a period of time covering 3 quarterly financial statements. To the best knowledge and belief of the company, no services were performed by Mr.Whiten pursuant to this agreement. On May 25, 2001, the 4,000 shares of stock issued to Mr. Whiten were cancelled for non-performance of services.

         On October 27, 2000, the Company issued 500 (12,500 pre-split) shares of common stock valued at $1.00 per share to National Financial Group for financial services previously rendered. These shares were issued under Rule 4(2).

         On November 15, 2000, the Company issued 32,000 (800,000 pre-split) shares of common stock for conversion of notes payable totaling $407,138. The value of these shares was $0.51 per share.

         On November 22, 2000, the Company issued 2,000 (50,000 pre-split) shares of common stock for conversion of notes payable totaling $25,000. The value of these shares was $0.50 per share.

         On November 22, 2000, the Company issued 4,080 (102,000 pre-split) shares of common stock as payment for consulting services valued at $102,000.

         On December 4, 2000, the Company issued 400 (10,000 pre-split) shares of common stock as payment for services valued at $10,200.

         On December 14, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock as payment for services valued at $106,000.

         On January 23, 2001, the Company issued 600 (15,000 pre-split) shares of common stock for cash $15,000.

         On January 30, 2001, the Company issued 4,724 (118,100 pre-split) shares of common stock as payment for services valued at $64,950.

         On March 10, 2001, the Company issued 8,000 (200,000 pre-split) shares of common stock as payment for services valued at $154,000.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On April 9, 2001, the Company issued 3,600 (90,000 pre-split) shares of common stock as payment for advertising expense valued at $49,500.

         Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary- Treasurer and a Director of the Company) called Wilfield Entertainment, the Company issued 16,000 (400,000 pre-split) shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen musical albums. The company will supply the necessary funding for the production of these albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album are projected to be $80,000.

         On May 25, 2001, 14,000 (350,000 pre split) shares that were issued during the year ended June 30, 2001 to various people for services were cancelled. These shares were cancelled for non- performance of services. The expenses related to these shares were recorded when the shares were issued. The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.

         On June 1, 2001, the Company issued 840 (21,000 pre-split) shares of common stock for conversion of notes payable totaling $7,513.

         On June 15, 2001, the Company issued 1,000 (25,000 pre-split) shares of common stock as payment for services valued at $15,000.

         On June 28, 2001, the Company issued 10,000 (250,000 pre-split) shares of common stock as payment for services and advertising expenses valued at $150,000.

         On June 29, 2001, the Company issued 34,000 (850,000 pre-split) shares of common stock for conversion of notes payable totaling $225,000.

         On August 29, 2001, the Company issued 13,400 (335,000 pre-split) shares of common stock for conversion of notes payable totaling $100,500.

         During the quarter ended September 30, 2001, 4,000 (100,000 pre-split) shares were issued for conversion of notes payable totaling $25,600. The value of these shares was $0.26 per share, as agreed in the original loan documents. These shares were issued under Rule 4(2).

          On September  25, 2001,  4,000  (100,000  pre-split)  shares that were issued during the year ended June 30, 2000 for services were cancelled. These shares were cancelled for non-performance of services. The expenses related to these shares were recorded when the shares were issued. The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

Also on September 25, 2001, the asset acquisition agreement with 3-D was rescinded and the assets acquired by the Company were returned to 3-D. The stock issued by the Company in the acquisition was not returned. There was a net increase in total stockholders' equity of $70,532.

         During the quarter ended September 30, 2001, the company issued 112,200 (2,805,000 pre- split) shares to the Company's officers and directors for services rendered in their various capacities (J. Honour (1,500,000), H. Williams (600,000), J. Bodziak, R. Urbisci and T. Noonan (100,000 each)) at the market value of the stock on the date of agreed (not actual) issuance of $0.45, allocated at $0.225 for the restricted nature of the securities issued. 3,600 (90,000 pre-split) restricted common shares were issued to individuals for cash at $0.50 per share trading value, or $0.25 cash paid with 50% discount for restricted securities. All shares were issued under Rule 4(2).

         During the quarter ended December 31, 2001, the Company issued 25,912 (647,795 pre-split) shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,778. The value of the shares was between $0.14 and $0.35 per share. The share values were always determined based upon the trading price of the stock on the date of the agreement for services, not on the date of issuance of the shares. All shares were issued in reliance on the exemption provided by Rule 4(2).

         During the quarter ended December 31, 2001, the Company issued 94,825 (2,370,631 pre- slit) shares to various consultants for services at the market value, adjusted downwards by 50% for restricted nature of the securities, on the date of agreements. Also, 1,600 (40,000 pre split) shares were issued on July 30, 2001 for services but were cancelled on October 2, 2001 for non- performance of those services.

         On January 15, 2002, 12,000 (300,000 pre-split) shares of common stock were issued for cash at $0.33 per share. Also during the quarter, 119,185 (2,979,625 pre split) were issued in connection with previous debt cancellation, pursuant to the terms of the convertible instrument. These shares were issued under Rule 4(2), and the recipient was an accredited investor.

         On April 10, 2002, the Company issued 9,920 (248,000 pre-split) shares of common stock for conversion of notes payable totaling $32,627.

         On April 29, 2002, 8,000 (200,000 pre-split) common shares were issued for the purchase of "IN THE GARDEN OF EDEN" album. The value of the shares was $0.06 on the date of contractual agreement, and the shares were issued under Rule 4(2), but later rescinded for failure of the owner to deliver the rights.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On May 30, 2002, 4,000 (100,000 pre-split) common shares were issued to various people for services, which included writing, arranging, composing and product placement, all connected with the project "MAD DOGS AND OAKIES." The value of the shares was $.03 per share on the date of contract. These shares were issued to non-affiliates under Rule 4(2).

         During the quarter ended June 30, 2002, the Company issued 12,000 (300,000 pre-split) shares of common stock for cash. Shares were issued for $.025 to $.075 per share. Also during the quarter, 10,000 (250,000 pre-split) shares were issued for consulting and rent expense. The value of the shares was between $.03 (April 15) and $.08 (May 24) per share.

         On July 1, 2002, 34,000 (850,000 pre-split) common shares were issued for cash, based upon a conversion contract entered into earlier. Also on July 8, 2002, 93,333 (2,333,334 pre-split) shares were issued in connection with a previous debt cancellation, based upon the terms of the note and conversion price therein committed. These shares were issued to an accredited investor under Rule 506 of Regulation D.

         On December  20, 2002 and December 23,  2002,  132,000  (3,300,000  pre
split) common shares were cancelled from various shareholders for non-performance of services. These shares were originally issued in prior periods, and the expenses associated with these shares were recorded when the shares were issued.

         During the quarter ended March 31, 2003, a total of 661,400 (16,535,000 pre-split) common shares were issued to individuals for services. This total included issuances to officers and directors, at $0.015 per share (restricted) of 13,450,000 shares (J. Honour (10,000,000), H. Williams (1,500,000), T. Noonan
(500,000),   J.  Bodziak  (250,000)  and  R.  Urbisci   (100,000))  and  outside
consultants providing media solicitation services (Ron Kelley, 1,100,000 shares). An additional 101,600 (2,540,000 pre-split) shares were issued to 7 individuals providing various consulting services, all as described in the Form S8 registration statement, filed April 29, 2003. The value of the registered shares was effectively $0.05 per share. The private placement shares were issued under the exemption available through Rule 4(2).

         On March 26, 2003, 160,000 (4,000,000 pre-split) common shares were issued for conversion of notes payable of $274,932. These shares were issued to an accredited investor, in conversion of pre-existing rights, under Rule 506.

         During the quarter ended June 30, 2003, 2,156,000 shares were issued to various people for services, which included 2,000,000 shares issued to J. Honour, the Company president, in exchange for $400,000 of past and current services ($0.40 per share or 50% discount to market), and several smaller issuees whose shares were valued at $0.38 per share, as their contract date differed from Honour's. These shares were issued under Rule 4(2).

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On June 2, 2003, 88,000 common shares were issued for conversion of debt totaling $20,000.

         On June 3, 2003, 12,000 shares were cancelled for non-performance of services. These shares were originally issued in a prior period, and the expense associated with these shares was recorded when the shares were issued.

         On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491, issued to Freddi Sidi, an accredited investor, under Rule 506.

         On July 8, 2003, 30,000 shares of common stock were issued for conversion of debt totaling $8,465.

         During the quarter ended September 30, 2003, 1,198,000 shares were issued to various people for services. A registration statement on Form S8 was filed covering 710,000 of these shares to the 5 individuals listed therein, at 100% of market on the date of issuance and registration ($0.55). The value of the unregistered shares, when originally issued, was between $0.47 and $0.52 per share on the various agreement dates. These recipients (Buss, McLane,Tribe, Duke Films, Doug Schwartz, Lawrence Kallet, Edby and Eric Honour) provided consulting services in locating and securing new media projects and received ther shares at a 50% discount to market, as their shares were subject to restrictive legending. These shares were issued under Rule 4(2).

         On November 17, 2003, 100,000 shares were cancelled for non-performance of services. These shares were originally issued in July 2003, and the expense associated with these shares was recorded when the shares were issued.

         During the quarter ended December 31, 2003, 523,072 shares were issued for $68,000 in services at $.13 per share (50% discount to market on October 1, 2003). During the quarter, 20,000 shares were issued to Chicago Investment Group and Greg Myers (20,000 total) for financial consulting at $0.26 per share, the market value on the date of issuance (October 1, 2003), and 700,000, cumulative, to Herky Williams (500,000), John Bodziak (100,000) and Tom Noonan (100,000) for employment and consulting services as officers of the Company, at a restricted share valuation of $0.20 ($0.40 market on November 24, 2003). In addition, the Company issued 200,000 shares to pay an accounts payable of $55,500 due Adams Technical Solutions at a price of $0.26 (50% of bid price on October 1, 2003). All shares were issued under the Rule 4(2) exemption.

         On February 9, 2004, 20,000 shares were cancelled for non-performance of services. These shares were originally issued in October 2003, and the expense associated with these shares was recorded when the shares were issued. The expense related to the issuance of these shares was reversed upon the cancellation of the shares.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On March 9, 2004, 156,000 shares were cancelled for non-performance of services. These shares were originally issued in September 2003, and the expense associated with these shares was recorded when the shares were issued. The expense related to the issuance of these shares was reversed upon the cancellation of the shares.

         During the quarter ended March 31, 2004, the Company issued 400,000 shares for cash (cancellation of indebtedness of $100,000) at $.25 per share, the price pre-set in the conversion agreements. The Company also issued 25,000 shares for cash (cancellation of indebtedness of $12,500) at $.50 per share, the price pre-set in the conversion agreements. Also during the quarter, 90,000 shares were issued to Focus Partners West, for financial services and 100,000 shares were issued to pay rent. The value of the 345,000 shares issued to employees and consultants was $.60, and these shares, issued to 7 named individuals, were the subject of a registration statement on Form S8, filed March 5, 2004.

         On January 20, 2004, the Company converted debt of $35,000 to 200,000 shares of common stock, pursuant to terms of pre-existing contracts.

         On April 7, 2004, the Company issued 60,000 shares of common stock to Messrs. Goldman and Botts, at $2.04 per share (the then-market price), for financial services. Also, on April 7, 2004 the Company issued 375,000 shares of common stock to for cash of $215,200, valued at $0.57 per share, in accord with previously agreed conversion rights. In addition, approximately $14,200 in loans were converted into 30,000 shares of common stock., converted at $0.47 per share, the pre- agreed conversion price. All shares were issued under the exemption provided by Rule 4(2).

         On April 14, 2004, the Company issued 100,000 shares of common stock for cash at $0.25 per share, resulting from an option exercise.

         On May 6, 2004, the Company issued 10,000 shares of common stock for cash at $0.50 per share.

         On May 25, 2004, the Company issued 50,000 shares of common stock valued at $0.81 per share for consulting services.

         On June 8, 2004, the Company issued 100,000 shares of common stock for cash at $0.75 per share, to acquire distribution rights in BAYWATCH 3 DD, a planned movie. These shares were issued to an accredited investor under Rule
506. 240,000 shares were issued to Jack Fennie for an $80,000 debt of the company which he paid,, at $0.33 per share, representing 50% of the market price on the date of delivery of the executed contract.

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

         During the quarter ended March 31, 2005, the Company issued 160,000 shares of common stock for cash of $35,000. These shares were valued at $.25 per share.

         During the quarter ended March 31, 2005, the Company issued 100,000 shares of common stock for $25,000 of accounts payable. These shares were valued at $.25 per share.


         During the quarter ended March 31, 2005, the Company issued 355,000 shares of common stock to various people for services valued at $164,100. The shares were valued at the market price on the date of authorization, which ranged from $.28 to $.70 per share.

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $266,666 for the period from September 1, 2004 to March 31, 2005 to 266,666 shares of common stock. As of March 31, 2005, these shares had not been issued.

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

         In addition, the Company has committed to grant various providers of services to the Company a total of 450,000 of its unregistered common stock.

         On March 30, 2005, the Company entered into a two-year agreement with Mr. Herky Williams, an officer, director and shareholder of the Company, whereby the Company will pay Mr. Williams $5,000 per month ($60,000 per year) in exchange for part-time services related to the music product development of the Company. The annual pay will be increased to $120,000 if and when Mr. Williams services are deemed to be full-time. The annual salary is retroactive to January 1, 2005.

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

         On July 12, 2004, the Board of Directors granted an option to its former President and CEO, Mr. Lance Robbins, to purchase 2,500,000 unregistered common shares at an exercise price of $0.40 per share that vest one year from the grant date. According to the agreement, in the event Mr. Robbins resigned within the first six months of the agreement, he would be entitled to 200,000 options for each months served plus an additional 500,000 options. Mr. Robbins served three months prior to resigning. According to the agreement, Mr. Robbins is entitled to 1,100,000 options. No compensation expense was recorded because the Company feels that the exercise price was equal to or greater than the fair value of the stock on the grant date. (See Note 12 for further information.)

         The following table sets forth the options and warrants outstanding as of March 31, 2005 and June 30, 2004:

                                                                                   March 31,               June 30,
                                                                                     2005                    2004
                                                                             ---------------------     -----------------
Options Outstanding, Beginning of year                                                      20,000                     -
         Granted                                                                         2,500,000                20,000
         Expired                                                                        (1,400,000)                    -
         Exercised                                                                               -                     -
                                                                             ---------------------     -----------------
Options Outstanding, End of year                                                         1,120,000                20,000
                                                                             =====================     =================

Exercise price for options outstanding, end of period                            $0.40 - $1.00               $1.00
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

NOTE 11 - FILM AND MUSIC COSTS

         The Company has intangible assets which consist of movie and music licensing rights and production costs and are valued at cost. As of March 31, 2005 and June 30, 2004, the Company had $0 and $0 in film costs that are in the development stage or pre-production stage.

         For the nine months ended March 31, 2005 and 2004, the Company recorded losses of $0 and $0 for projects that have been abandoned for various reasons or have not been set for production.

NOTE 12 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability in the March 31, 2005 and June 30, 2004 financial statements, for a total lawsuit resolution of $104,911.

         The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of March 31, 2005, this issue had not been resolved. No adjustments have been made to the March 31, 2005 financial statements with regards to this issue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS - The following discussion should be read in conjunction with the Company's audited financial statements.

         SVEI intends to pursue opportunities in four product segments of the entertainment industry:

                  A. Direct to DVD 2-D and 3-D films
                  B. Feature length 2-D and 3-D films for theatrical release C. Pilots for television series D. Music production

         StereoVision intends to be the only company in Hollywood focused on developing a library of films using 3-D technology. The company intends to develop four new scripts for Direct to DVD movies each year and will concentrate on the most popular genres including horror, visual thrillers, sci-fi CGI effect movies, comedies and family films. The company also plans to develop its own record label out of Nashville, TN and will focus its initial efforts on the production and distribution of compilation albums. In addition, it will produce the music for all its own movies and retain the rights thereto wherever possible.

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

RESULTS OF OPERATIONS - There were no revenues from sales for the three and nine months ended March 31, 2005 and 2004. SVEI has sustained a net loss of approximately $1.5 million for the nine months ended March 31, 2005, which was largely attributable to consulting expense from stock issuances to consultants. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,000,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately an additional $3,000,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock as well as loans from related parties. During the nine months ended March 31, 2005 and 2004, the
Company received approximately $135,000 and $395,000 from the sale of common stock, and $230,000 and $127,000 from related party loans. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability in the March 31, 2005 and June 30, 2004 financial statements, for a total lawsuit resolution of $104,911.

         The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of March 31, 2005, this issue had not been resolved. No adjustments have been made to the March 31, 2005 financial statements with regards to this issue.

         The Company filed suit against Mr. Robbins on December 23, 2004 in Miami/Dade County, Florida alleging breach of fiduciary duty and self dealing. Mr. Robbins has denied the charges and the matter is pending.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2005, the Company issued 160,000 shares of common stock for cash of $35,000. These shares were valued at $.25 per share.

         During the quarter ended March 31, 2005, the Company issued 100,000 shares of common stock for $25,000 of accounts payable. These shares were valued at $.25 per share.

         During the quarter ended March 31, 2005, the Company issued 355,000 shares of common stock to various people for services valued at $164,100. The shares were valued at the market price on the date of authorization, which ranged from $.28 to $.70 per share.

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $266,666 for the period from September 1, 2004 to March 31, 2005 to 266,666 shares of common stock. As of March 31, 2005, these shares had not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         During the quarter ended March 31, 2005, Kevin Elder resigned as CFO of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:




Exhibit
Number            Exhibit

3.1      Articles of Incorporation (1)
3.2      Amended Articles of Incorporation (1)
3.3      Bylaws (1)
31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

(b)      Reports on Form 8-K filed.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 16, 2005               By  /S/     Theodore Botts
                                  ----------------------------------------------
                                  Theodore Botts,
                                  C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     Theodore Botts
Theodore Botts,
C.E.O., President, Director
(Principal Executive and Financial Officer)