Form 10KSB
period 2005-06-30
STEREO VISION ENTERTAINMENT INC
filed 2005-11-15
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2005
                                       OR

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

                15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406
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
                                                                       -----

         As of October 7, 2005, there were 11,103,537 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,943,119 computed at the average bid and asked price as of October 7, 2005.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

                                     PART I

ITEM 1.   DESCRIPTION OF
BUSINESS

GENERAL

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 2-D and 3-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the production of music albums.

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

         The executive offices of the Company are located at 15452 Cabrito Road., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

         The Company has incurred net losses of approximately $1,833,000 and $2,945,000 for the fiscal years ended June 30, 2005 and 2004. Such operating losses reflect developmental and other start-up activities for 2005 and 2004. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         SVEI anticipates generating operating revenues during its next fiscal year as it becomes operational and begins production of films and music albums. "SVEI" management acknowledges that during its next fiscal year there is no assurance that "SVEI" will transition itself from a development stage company to an operational one and SVEI's continued operations will be dependent upon additional shareholder loans and/or proceeds from "SVEI" debt/equity offerings. There currently are no agreements in place for future shareholder loans and management has no assurances as to any market acceptance of any future SVEI debt/equity offerings.

BUSINESS  OVERVIEW

Management believes that StereoVision's principal expertise lies in the content production segment of the multi-media entertainment industry. The Company's main line of business will be to provide original 3-D and 2-D programming, as well as dependable low cost productions for theatrical release and direct to DVD.

Pay-per-view films, television/cable films, and other entertainment related projects, including merchandising 3-D technology and items related to specific creative content will also be targeted. Unique self-developed projects will initially focus on low budget films (below $ 3 Million). In addition, the Company will pursue its interests in live entertainment and the music business.

STEREOVISION ENTERTAINMENT PRODUCTIONS

         The film content production business is very capital intensive and StereoVision will need to raise and secure significant equity and/or debt financing to implement its specific production objectives. If the Company receives such financing, it anticipates producing and/or co-producing cutting edge, commercially successful independent feature length film productions in all genres. Financing for these productions, when possible, will be accomplished through partnerships or joint ventures in order to minimize company risk. When feasible, StereoVision anticipates each production will be structured as a stand-alone limited liability company, thus diminishing the equity dilution impact on the Company. StereoVision intends to act as the executive producer of each film project. There is no assurance that StereoVision can secure financing to produce films or even if films are produced that they can be profitably distributed.

MUSIC DIVISION

            The Company intends to engage in the production of music albums, beginning with composition records, under the StereoVision label. Herky Williams, a Director of the Company, has been an active record producer for over ten years. Mr. Williams will direct this effort for the Company from his home base in Nashville, TN.

BUSINESS EXPANSION; CAPITAL GROWTH

         StereoVision intends to position itself to evolve into a vertically integrated, diversified multimedia entertainment company with an initial concentration on low to medium budget 3-D and 2-D films and the production of composition albums. StereoVision intends to finance its business expansion initially through the sale of equity securities. The Company can give no assurance that any offering of its securities will be successful. If the Company is unable to successfully raise equity financing or alternative financing its ability to fund its business plan would be significantly limited.

         The ability of StereoVision to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment content and ancillary products for traditional real-world distribution channels including, but not limited to, retailers, television, theatres and home markets and newly emerging distribution channels such as the Internet.

         StereoVision intends to produce and develop 3-D and 2-D films and DVD/videos in all genres for its library, as well as acquire additional film and music assets. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, it will be subject to substantial financial risks relating to the content. StereoVision expects that it will typically be required to pay for the production of content during the production period prior to release and will most likely be able to recoup these costs, utilizing a strategy of high volume and moderate profits, from revenues from exhibition licenses within to 18 to 24 months following release. The company will, however, always seek to arrange presales to both foreign and domestic buyers such as studios, distribution companies, cable networks, equity partners etc.

         StereoVision anticipates generating revenues from several sources, including production and distribution of new and existing independent 3-D and 2-D feature films, TV movies and direct to DVD/video films and record albums. The company will also license the rights to its products for ancillary markets where appropriate.

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

EMPLOYEES

         As of October 7, 2005, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.


ITEM 2.   DESCRIPTION OF PROPERTY

         SVEI's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expires in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500.

ITEM 3.   LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability on the June 30, 2005 and 2004 financial statements, for a total lawsuit resolution of $104,911.

               The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of June 30, 2005, this issue had not been resolved. No adjustments have been made to the June 30, 2005 financial statements with regards to this issue.



ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2005.

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

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB. The price for the common stock has approximately ranged in price as follows:




                                                   HIGH                 LOW

Quarter ended September 30, 2003                      $1.20               $0.40
Quarter ended December 31, 2003                       $0.61               $0.21
Quarter ended March 31, 2004                          $3.25               $0.25
Quarter ended June 30, 2004                           $2.15               $0.35

Quarter ended September 30, 2004                      $0.90               $0.32
Quarter ended December 31, 2004                       $0.70               $0.37
Quarter ended March 31, 2005                          $0.72               $0.25
Quarter ended June 30, 2005                           $0.50               $0.26


         The number of shareholders of record of the Company's Common Stock as of October 7, 2005 was approximately 179.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to nine individuals for services rendered, including financial advisory, marketing, PR and strategic advice. Consulting expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share.equal to 50% of the bid price.

         During the quarter ended December 31, 2004, the Company issued 189,300 shares of common stock as follows: 86,000 shares to five individuals for services including secretarial, marketing and public relations. This included issuance of 56,000 S-8 shares valued at the closing price of the stock on the day prior to issuance and 30,000 restricted shares valued at fifty per cent of the price of the stock on the day prior to issuance. Consulting expense of $39,850 was recognized in connection with these issuances. Also during the quarter, $39,000 in loans was converted into 103,300 shares of common stock.

         During the quarter ended March 31, 2005, the Company issued 160,000 shares of common stock for cash of $35,000. These shares were valued at $.25 per share, which was equal to a discount of 50% of the prevailing market price due for restricted securities.

         During the quarter ended March 31, 2005, the Company issued 100,000 shares of common stock for $25,000 of accounts payable. These shares were valued at $.25 per share, which was equal to a discount of 50% of the prevailing market price due for restricted securities.

         During the quarter ended March 31, 2005, the Company issued 370,000 shares of common stock to various people for services valued at $167,850. The shares were valued at the market price on the date of the signing of the agreements, which ranged from $.25 to $.70 per share.

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $266,666 for the period from September 1, 2004 to March 31, 2005 to 266,666 shares of common stock, at a price of $1 per share, versus the then market price of $.40 per share. As of June 30, 2005, these shares had not been issued.

         On April 4, 2005, the Company issued 20,000 shares of common stock for consulting and legal services at $.35 per share, the closing price on the day prior to issuance, resulting in expense of $7,000 being recognized.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 20,000 shares of common stock valued at $.30 per share in exchange for a 10% interest in JamOakie Productions, Inc. As of June 30, 2005, the shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 100,000 shares of common stock for payment of $35,000 in accounts payable. As of June 30, 2005, these shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into three separate agreements to issue a total of 153,000 shares of common stock for conversion of notes payable of $32,000. As of June 30, 2005, these shares had not been issued.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATIONS - The following discussion should be read in conjunction with the Company's audited financial statements.


         SVEI intends to pursue opportunities in four product segments of the entertainment industry:

                        Direct to DVD 2-D and 3-D films
                        Feature length 2-D and 3-D films for theatrical release Pilots for television series Music production

         StereoVision intends to be the only company in Hollywood focused on developing a library of films using 3-D technology. The company intends to develop four new scripts for theatrical release and direct to DVD movies each year and will concentrate on the most popular genres including horror, visual thrillers, sci-fi CGI effect movies, comedies and family films. The company also plans to develop its own record label out of Nashville, Tennessee and will focus its initial efforts on the production and distribution of composition albums.

         As a development stage company, SVEI has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for SVEI'sproduction and revenue goals, management must obtain working capital through either debt or equity financing.

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

         RESULTS OF OPERATIONS - THERE were no revenues from sales for the two years ended June 30, 2005 and 2004. SVEI has sustained a net loss of approximately $1,833,000 for the year ended June 30, 2005, which was largely attributable to consulting expense from stock issuances to consultants. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2005, the Company received approximately $164,000 from the sale of common stock and $220,000 from related party loans. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

ITEM 7.   FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company's fiscal year ending June 30, 2004. On July 5, 2004 Douglas Schwartz was named Chairman of the Board of Directors. On August 30, 2004 Lance H. Robbins was appointed CEO and President and joined the Board of Directors. On that same day, Theodore P. Botts joined the Board and was appointed Chief Financial Officer on September 7. On December 9, the Company terminated its CEO, Lance Robbins, for cause and subsequentlypointed Theodore Botts acting CEO. In February, 2005, the Board appointed Douglas Schwartz to the newly created podt of Chief Creative Officer. Messrs. Botts and Schwartz resigned thgeir positions with the company in October, 2005 and announced they would continue their affiliation with the Company as consultants.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company: as of June 30, 2005:

Name of Director          Age   Current Position            Position Held Since

Doug Schwartz              60   Chairman/Director           July, 2004
Tom Noonan                 73   Vice Chairman               August, 2000
Theodore Botts             60   CEO/CFO, Director           September, 2004
John Honour                53   COO, Director               June, 2001
Herky Williams             50   Secretary/Treasurer         May, 2000
John C. Bodziak, Jr.       31   Director                    August, 2000


DOUG SCHWARTZ, Chairman of the Board
Mr. Schwartz was elected Chairman of the Board on July 6, 2004 and was appointed Chief Creative Officer on December 16, 2004. He has been an established writer, creator and director for 25 years. His extensive entertainment background includes being co-creator and executive producer of the world's most watched television series in history. `Baywatch", which was distributed to 145 countries in 23 languages, was viewed by a world wide audience of over one billion people. In addition, Mr. Schwartz has co-created and executive produced eight television series, which added up to hundreds of one hour episodes, and over twenty highly rated and award winning television movies

TOM NOONAN, Vice-Chairman of the Board
Mr. Noonan has served on the Board of Directors since August, 2000. He is currently head of Columbia/Epic Records Alumni Association. From 1995-2000 he was President of Noonan Consulting, a record industry consulting firm to artists, labels, video companies, music publishers, trade publications, artists' managers, newly formed companies and foreign affiliates. Mr. Noonan was formerly a senior executive at Billboard Magazine where he founded the Hot 100 Charts. He has provided valuation advice to the IRS on albums and music associations and served as a US Government Expert Witness before investigative congressional committees. He has provided marketing services for major artists including Barbara Streisand, Bob Seger, Janis Joplin, Marvin Gaye and Diana Ross & The Supremes.

THEODORE P. BOTTS, CEO/CFO, Director
Mr. Botts was elected to the StereoVision Board of Directors and appointed as the Chief Financial officer in August, 2004. He assumed the role of CEO in December, 2005. Prior to his appointments, Mr. Botts had served as Senior Financial Advisor to the Company's officers and BoardofDirectors.With a career on Wall Street that spans more than 30 years, including fourteen years at Goldman Sachs, and then until the year 2000, twelve years as a Managing Director for UBS in London and New York, Mr.Botts brings to StereoVision a broad range of corporate finance experience and contacts in the investment community. Since 2000, he has been managing his private financial advisory firm, Kensington Gate Capital. He has been consulting to StereoVision since the beginning of 2004. In addition to his position at StereoVision, Mr. Botts serves as the chairman of the audit committee and a Board Member of INTAC International, a NASDAQ listed China Ventures Company. He also serves on the Board of Trustees and is the head of development for REACH Prep, a non-profit children's educational organization.

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

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at June 30, 2005 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention. Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

BOARD MEETINGS AND COMMITTEES

         Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended June 30, 2005, the Board consisted of six individuals and adopted 3 resolutions.

         The Board does not currently have any committees, but intends to establish an audit committee and a compensation committee as soon as formal operations commence.

CODE OF ETHICS

         We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have an independent "financial expert" on the board.

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

ITEM 10.   EXECUTIVE COMPENSATION


         None of the executive officer's annual salary and bonus exceeded $250,000 during any of the Company's last two fiscal years.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 11,103,537 shares of issued and outstanding Common Stock of the Company as of October 7, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of            Nature of
Beneficial Owners / Directors  Ownership    Shares Owned     Percent
-----------------------------  -----------  -------------   ----------

All Executive Officers
and Directors as a Group *
(6 persons)                   Common         4,428,842      39.88%
Douglas Schwartz              Common           162,500
Theodore Botts                Common           941,142       8.84%
Tom Noonan                    Common           100,000
John Honour                   Common         2,541,600      24.62%
Herky Williams                Common           571,000
John C. Bodziak               Common           112,600


*The address of all six officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 2005 and 2004, the company owes $463,766 and $285,370 to various shareholders and officers/directors. The loans are unsecured with interest at rates of 4.00% to 12% and have no fixed terms of repayment.


         On April 30, 2004, the company signed a Development Production Agreement with Baywatch 3 Double D LLC which is 50 % owned by Douglas Schwartz, Chairman. Under the terms of the agreement, the company will receive certain rights in a film to be produced in return for providing the development production advance. Originally the company had 30 days in which to secure the advance. The company has since received an extension for which it granted Baywatch LLC 100,000 unregistered shares and is free to continue to pursue the funding on a non-exclusive basis of the production advance for the movie, "Baywatch 3 Double D". This agreement has expired.

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


         On May 2, 2005, the Company signed an agreement with Mr. Jamie Oldaker to acquire a 10% interest in JamOakie Productions which entitles the company to 10% of the profits from the album, "Mad Dogs and Oakies" which has subsequently been released. The Company has the right but not the obligation to finance future JamOakie projects. The price paid was 20,000 unregistered common shares of the Company which were worth $6,000 at the time, and $5,893 in cash.

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

3.6 *    Bylaws of SVE Merger, Inc.

4.1 * Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

4.2 *    Specimen Stock Certificate of SVE Merger, Inc.

10.1* Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.

31       Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

(a)      Reports on Form 8-K filed.

         There were no Form 8-K's filed during the quarter ended June 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:


                               FISCAL YEAR ENDING         FISCAL YEAR ENDING
                                  JUNE 30, 2005              JUNE 30, 2004

Audit Fees                 $            21,200            $         13,725
Audit Related Fees                         NIL                         NIL
Tax Fees                                   100                          90
All Other Fees                             NIL                         NIL

As of June 30, 2005, the Company's Audit Committee did not have a formal, documented pre-approval policy for the fees of the principal accountant.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2005 AND 2004

                                    CONTENTS



                                                                         Page

Independent Auditor's Report............................................F - 1

Balance Sheets
   June 30, 2005 and 2004...............................................F - 2

Statements of Operations for the
   Years Ended June 30, 2005 and 2004 and the Cumulative
   Period May 5, 1999 (inception) to June 30, 2005......................F - 4

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2005 .....................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2005 and 2004 and the Cumulative
   Period May 5, 1999 (Inception) to June 30, 2005.....................F - 17

Notes to Financial Statements..........................................F - 19

                          INDEPENDENT AUDITOR'S REPORT

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2005 and 2004 and the related statements of operations, and cash flows for the two years ended June 30, 2005 and 2004 and the cumulative period May 5, 1999 (inception) to June 30, 2005 and the statement of stockholders equity for the period May 5, 1999 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the two years ended June 30, 2005 and 2004 and the cumulative period May 5, 1999 (inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                            Respectfully Submitted,

                                               /S/ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
November 11, 2005

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


ASSETS:                                                                                     June 30,
                                                                                    2005               $2,004
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $            1,669  $                -
   Prepaid Expenses                                                                      10,000               9,234
                                                                             ------------------  ------------------
       Total Current Assets                                                              11,669               9,234
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (13,745)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -                   -
                                                                             ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                                                                11,893
   Investment in Wilfield Entertainment                                                       -                   -
   Films, Manuscripts, Recordings and Similar Property                                        -                   -
                                                                             ------------------  ------------------
       Net Intangible and Other Non-Current Assets                                       11,893                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           23,562  $            9,234
                                                                             ==================  ==================


                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                            June 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          281,976  $          246,628
   Accrued Expenses                                                                     502,799              78,373
   Bank Overdraft                                                                             -                 401
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       32,411              37,411
   Loans from Shareholders                                                              463,766             285,370
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,352,445             719,676
                                                                             ------------------  ------------------


Stockholders' Equity:
   Shareholder Receivable                                                                     -                   -
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued10,821,855 shares at June 30, 2005
      and 8,348,222 shares at June 30, 2004                                              10,822               8,348
  Common Stock to be Issued, 539,666 shares at
      June 30, 2005 and -0- shares at June 30, 2004                                         540                   -
  Additional Paid in Capital                                                         13,349,736          12,138,180
  Deficit Accumulated During the Development Stage                                  (14,689,981)        (12,856,970)
                                                                             ------------------
     Total Stockholders' Equity                                                      (1,328,883)           (710,442)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           23,562  $            9,234
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                                                       1999
                                                                 For the Year Ended                Inception of
                                                                      June 30,                      Development
                                                       --------------------------------------
                                                              2005                2004                 Stage
                                                       ------------------  ------------------   -------------------

Revenues                                               $                -  $                -   $                 -
                                                       ------------------  ------------------   -------------------

Expenses
Research & Development                                                  -                   -               293,000
General & Administrative                                          239,699             186,524             8,202,247
Salaries & Consulting                                           1,452,915           1,781,703             4,872,413
Advertising & Promotion                                           116,600              31,750               418,423
Loss on Investment                                                      -             558,191               558,191
Lawsuit Settlement                                                      -             104,911               104,911
                                                       ------------------  ------------------   -------------------

Operating Loss                                                 (1,809,214)         (2,663,079)          (14,449,185)

Other income (expense):
   Interest                                                       (22,989)            (14,737)             (417,050)
   Investment Fee                                                       -             (75,000)              (75,000)
   Loss on Sale of Assets                                               -                   -               (15,883)
   Write off of Note Receivable                                         -            (191,701)             (191,701)
   Gain on Forgiveness of Debt                                          -                   -                48,516
   Gain (Loss) on Available for Sale
          Securities                                                    -                   -               412,772
                                                       ------------------  ------------------   -------------------
Total Other Income (expense)                                      (22,989)           (281,438)             (238,346)
                                                       ------------------  ------------------   -------------------

       Net Loss Before Taxes                                   (1,832,203)         (2,944,517)          (14,687,531)

Income Tax Expense                                                   (808)               (808)               (2,450)
                                                       ------------------  ------------------   -------------------

       Net Loss                                        $       (1,833,011) $       (2,945,325)  $       (14,689,981)
                                                       ==================  ==================   ===================

Basic & Diluted loss Per Share                         $           (0.18)  $           (0.48)
                                                       ==================  ==================

Weighted Average                                               10,072,272           6,154,874
                                                       ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                   Common           Additional           During
                                                     Common Stock                   Stock             Paid in         Development
                                         ------------------------------------
                                              Shares             Value          to be Issued          Capital            Stage
                                         ----------------- ------------------ --------------  ----------------- ------------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable                1,530,000 $            1,530 $            -  $           3,470 $                -

Net Loss                                                 -                  -              -                  -           (144,977)
                                         ----------------- ------------------ --------------  ----------------- ------------------

Balance at June 30, 1999                         1,530,000              1,530              -              3,470           (144,977)

Retroactive Adjustment for 25:1
  Stock Split May 30, 2003                      (1,468,800)            (1,469)             -              1,469                  -
                                         ----------------- ------------------ --------------  ----------------- ------------------

Restated Balance June 30, 1999                      61,200                 61              -              4,939           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                              58,800                 59              -          4,011,841                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                               48,000                 48              -           (112,114)                 -

December 31, 1999 Stock Issued
   for Services                                     14,000                 14              -            699,986                  -

February 14, 2000 Stock Issued
   for Services                                      4,000                  4              -             99,996                  -

April 17, 2000 Stock Issued for
   Services                                          4,000                  4              -             99,996                  -

May 4, 2000 Stock Issued for Cash                    2,200                  2              -             54,998                  -

June 2, 2000 Stock Issued for Services               4,000                  4              -             99,996                  -

June 30, 2000 Stock Issued for Cash                  1,420                  2              -             35,498                  -

Net Loss                                                 -                  -              -                  -         (2,680,213)
                                         ----------------- ------------------ --------------  ----------------- ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                     ------------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                     ----------------- ------------------ -----------------  ----------------- ------------------
Balance at June 30, 2000                       197,620 $              198 $               -  $       4,995,136 $       (2,825,190)

September 13, 2000 Stock Issued for
   Conversion of notes payable                   5,000                  5                 -            141,245                  -

September 29, 2000 Stock Issued for
  Advertising                                    4,000                  4                 -             94,996                  -

October 27, 2000 Stock Issued for
  Advertising                                      500                  -                 -             12,500                  -

November 15, 2000 Stock Issued for
  Conversion of Note Payable                    32,000                 32                 -            407,106                  -

November 22, 2000 Stock Issued for
  Conversion of Note Payable                     2,000                  2                 -             24,998                  -

November 22, 2000 Stock Issued for
  Consulting                                     4,080                  4                 -            101,996                  -

December 4, 2000 Stock Issued for
   Services                                        400                  -                 -             10,200                  -

December 14, 2000 Stock Issued for
   Services                                      4,000                  4                 -            105,996                  -

January 23, 2001 Stock Issued for
   Cash                                            600                  1                 -             14,999                  -


January 30, 2001 Stock Issued for
   Services                                      4,724                  4                 -             64,946                  -

March 10, 2001 Stock Issued for
   Services                                      8,000                  8                 -            153,992                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Common           Additional           During
                                                    Common Stock                  Stock             Paid in         Development
                                         ----------------------------------
                                              Shares            Value         to be Issued          Capital            Stage
                                         ---------------- ----------------- -----------------  ----------------- ------------------
April 9, 2001 Stock Issued for
   Advertising                                      3,600 $               4 $               -  $          49,496 $                -

April 18, 2001 Stock Issued for
  Acquisition of Wilfield Entertainment            16,000                16                 -            219,984                  -

May 25, 2001 Shares Cancelled for
   Non-Performance of Advertising and
   Services                                       (14,000)              (14)                -           (328,486)                 -

June 1, 2001 Shares Issued for
   Conversion of Notes Payable                        840                 1                 -              7,512                  -

June 15, 2001 Shares Issued for
   Services                                         1,000                 1                 -             14,999                  -

June 28, 2001 Shares Issued for
   Advertising                                      4,000                 4                 -             59,996                  -

June 28, 2001 Shares Issued for
   Services                                         6,000                 6                 -             89,994                  -

June 29, 2001 Shares Issued for
   Conversion of Notes Payable                     34,000                34                 -            224,966                  -

Net Loss                                                -                 -                 -                  -         (4,572,325)
                                         ---------------- ----------------- -----------------  ----------------- ------------------

Balance at June 30, 2001                          314,364               314                 -          6,466,571         (7,397,515)

July 3, 2001 Shares Issued for Expense              1,000                 1                 -              9,999                  -

July 3, 2001 Shares Issued for Services             5,000                 5                 -             74,995                  -

July 25, 2001 Shares Issued for Cash                1,600                 1                 -             19,999                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Common           Additional           During
                                                   Common Stock                   Stock             Paid in         Development
                                        -----------------------------------
                                            Shares             Value          to be Issued          Capital            Stage
                                        ---------------- ------------------ -----------------  ----------------- ------------------
July 30, 2001 Shares Issued for
    Consulting                                     4,400 $                4 $               -  $          45,096 $                -

August 29, 2001 Shares Issued for
    Interest on Notes Payable                     13,400                 13                 -            100,487                  -

September 10, 2001 Shares Issued for
    Services                                         800                  1                 -              5,999                  -

September 10, 2001 Shares Issued for
   Conversion of Note Payable                      4,000                  4                 -             25,596                  -

September 25, 2001 Shares Canceled
   For Non-Performance of Contract                (4,000)                (4)                -             70,536                  -

September 27, 2001 Shares Issued for
    Services                                     101,000                101                 -          1,136,149                  -



September 27, 2001 Shares Issued for
   Cash and Commission                             2,000                  2                 -             24,998                  -

October 2, 2001 Shares Issued for
   Services                                       18,000                 18                 -            242,982                  -

October 31, 2001 Shares Issued for
   Conversion of Note Payable                     10,182                 10                 -             89,085                  -

November 1, 2001 Shares Issued for
   Services                                        2,825                  3                 -             14,123                  -

November 7, 2001 Shares Issued for
   Conversion of Note Payable                      8,910                  9                 -             55,676                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common           Additional           During
                                                Common Stock                   Stock             Paid in         Development
                                      ----------------------------------
                                         Shares             Value          to be Issued          Capital            Stage
                                      --------------- ------------------ -----------------  ----------------- ------------------
December 19, 2001 Shares Issued for
   Services                                    44,000 $               44 $               -  $         153,956 $                -

December 19, 2001 Shares Issued for
   Conversion of Note Payable                   6,820                  7                 -             23,863                  -

December 20, 2001 Shares Issued for
   Services                                    30,000                 30                 -            157,470                  -

January 15, 2002 Shares Issued for
   Cash                                        12,000                 12                 -             99,988                  -

January 24, 2002 Shares Issued for
  Previous Conversion of Note Payable          55,660                 56                 -                (57)                 -

February 25, 2002 Shares Issued for
  Previous Conversion of Note Payable          63,525                 64                 -                (64)                 -

April 10, 2002 Shares Issued for
  Conversion of Note Payable                    9,920                 10                 -             32,617                  -

April 15, 2002 Shares Issued for Rent           2,000                  2                 -              3,998                  -

April 15, 2002 Shares Issued for Cash           4,000                  4                 -              2,996                  -

April 29, 2002 Shares Issued for
   Project Agreement                            8,000                  8                 -             11,992                  -

April 29, 2002 Shares Issued for
   Consulting                                   4,000                  4                 -              5,996                  -

May 8, 2002 Shares Issued for Cash              4,000                  4                 -              2,496                  -

May 24, 2002 Shares Issued for
   Consulting                                   4,000                  4                 -              3,496                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                      -----------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                      ---------------- ------------------ -----------------  ----------------- ------------------
May 30, 2002 Shares Issued for
  Project Agreement                              4,000 $                4 $               -  $           2,996 $                -

June 24, 2002 Shares Issued for Cash             4,000                  4                 -              7,496                  -

Net Loss                                             -                  -                 -                  -         (1,066,683)
                                      ---------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2002                       739,406                739                 -          8,891,530         (8,464,198)

July 1, 2002 Shares Issued for Cash             34,000                 34                 -              9,466                  -

July 8, 2002 Shares Issued for
  Interest on Debt Retirement                   85,344                 85                 -             81,582                  -

December 20, 2002, Shares returned
   to treasury and cancelled                   (20,000)               (20)                -                 20                  -

December 23, 2002, Shares
  Cancelled for non-performance of
  Services                                    (104,000)              (104)                -         (1,054,396)                 -

January 1, 2003, Shares Issued for
  Services                                     494,000                494                 -            370,006                  -

March 18, 2003, Shares Issued for
  Services                                      52,600                 53                 -             26,247                  -

March 26, 2003, Shares Issued for
  Conversion of Debt                           160,000                160                 -            274,772                  -

March 26, 2003, Shares Issued for
  Services                                      13,200                 13                 -              6,587                  -

May 9, 2003, Shares Issued for
  Services                                     101,600                102                 -             25,298                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common           Additional           During
                                                Common Stock                   Stock             Paid in         Development
                                     -----------------------------------
                                         Shares             Value          to be Issued          Capital            Stage
                                     ---------------- ------------------ -----------------  ----------------- ------------------
May 29, 2003, Shares Issued for
  Services                                    108,000 $              108 $               -  $         121,932 $                -

June 2, 2003, Shares Issued for
  Services                                     38,000                 38                 -             42,902                  -

June 2, 2003, Shares Issued for
  Conversion of Debt                           88,000                 88                 -             19,912                  -

June 3, 2003, Shares Cancelled for
  Non-Performance of Service                  (12,000)               (12)                -            (56,988)                 -

June 12, 2003, Shares Issued for
  Services                                  2,000,000              2,000                 -            598,000                  -

June 20, 2003, Shares Issued for
  Services                                     10,000                 10                 -              5,990                  -

June 25, 2003, Shares Issued for
  Conversion of Debt                           40,000                 40                 -             15,451                  -

Net Loss                                            -                  -                 -                  -         (1,447,447)
                                     ---------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2003                    3,828,150              3,828                 -          9,378,311         (9,911,645)

July 1, 2003, Shares Issued for
   Services                                   100,000                100                 -             47,900                  -

July 8, 2003 Loan Converted to Shares          30,000                 30                 -              8,875                  -

July 9, 2003, Shares Issued for
   Services                                    70,000                 70                 -             23,930                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common           Additional           During
                                                Common Stock                   Stock             Paid in         Development
                                     -----------------------------------
                                         Shares             Value          to be Issued          Capital            Stage
                                     ---------------- ------------------ -----------------  ----------------- ------------------
September 11, 2003, Shares Issued
  for Services                                218,000 $              218 $               -  $         101,382 $                -

September 17, 2003, Shares Issued
  for Services                                100,000                100                 -             51,900                  -

September 29, 2003, Shares Issued
  for Services                                710,000                710                 -            403,990                  -

October 1, 2003, Shares Issued for
  Cash                                        200,000                200                 -             55,300                  -

October 1, 2003, Shares Issued for
  Services                                     20,000                 20                 -              4,980                  -

November 17, 2003, Shares
  Canceled for Non-Performance               (100,000)              (100)                -            (47,800)                 -

December 2, 2003, Shares Issued for
  Services                                  1,223,072              1,223                 -            210,277                  -

January 12, 2004, Shares Issued for
  Services                                     90,000                 90                 -             53,910                  -

January 20, 2004, Shares Issued for
  Conversion of Note Payable                  200,000                200                 -             34,846                  -

February 2, 2004, Shares Issued for
  Cash                                        400,000                400                 -             99,600                  -

February 9, 2004, Shares Canceled
  for Non-Performance                         (20,000)               (20)                -             (4,980)                 -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common           Additional           During
                                                Common Stock                   Stock             Paid in         Development
                                    ------------------------------------
                                         Shares             Value          to be Issued          Capital            Stage
                                    ----------------- ------------------ -----------------  ----------------- ------------------
March 9, 2004, Shares Issued for
  Cash                                         25,000 $               25 $               -  $          12,475 $                -

March 9, 2004, Shares Issued for
  Rent and Accounts Payable                   100,000                100                 -             24,900                  -

March 9, 2004, Shares Canceled for
  Non-Performance                            (156,000)              (156)                -            (75,276)                 -

March 11, 2004, Shares Issued for
  Services                                    345,000                345                 -            689,655                  -

April 7, 2004, Shares Issued for
  Services                                     60,000                 60                 -            122,740                  -

April 7, 2004, Shares Issued for
  Cash                                        375,000                375                 -            214,495                  -

April 7, 2004, Loan Converted to
  Shares                                       30,000                 30                 -             14,169                  -

April 14, 2004, Shares Issued for
  Cash                                        100,000                100                 -             25,000                  -

May 6, 2004, Shares Issued for
  Cash                                         10,000                 10                 -              4,990                  -

May 25, 2004, Shares Issued for
  Services                                     50,000                 50                 -             40,450                  -

June 8, 2004, Shares Issued for
  Investment Expense                          100,000                100                 -             74,900                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                      ------------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                      ----------------- ------------------ -----------------  ----------------- ------------------
June 16, 2004, Shares Issued for
  Services                                      240,000 $              240 $               -  $          79,761 $                -

Cancellation of Stock Options for
Non-Performance                                       -                  -                 -            487,500                  -

Net Loss                                              -                  -                 -                  -         (2,945,325)
                                      ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2004                      8,348,222              8,348                 -         12,138,180         (12,856,970)

July 13, 2004, Shares issued for
   Consulting                                   128,333                128                 -             54,805                  -

July 22, 2004, Shares issued for
  Consulting                                    280,000                280                 -            121,920                  -

July 31, 2004, Shares issued for cash           100,000                100                 -             24,870                  -

August 9, 2004, Shares issued for
   Consulting                                   620,000                620                 -            183,380                  -

August 26, 2004 Shares issued for cash          100,000                100                 -             24,900                  -

August 30, 2004 Shares issued for cash          200,000                200                 -             49,800                  -

August 30, 2004, Shares issued for
   Consulting                                    70,000                 70                 -             17,430                  -

September 17, 2004, Shares issued for
   Services                                     136,000                136                 -             82,464                  -

December 8, 2004, Shares issued for
   Services                                      36,000                 36                 -             17,964                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                       -----------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                       ---------------- ------------------ -----------------  ----------------- ------------------
December 15, 2004, Shares Issued for
  Services                                       45,000 $               45 $               -  $          19,955 $                -

December 15, 2004, Loans Converted
   To Shares                                    103,300                103                 -             38,897                  -

December 17, 2004, Shares issued for
   Services                                       5,000                  5                 -              1,845                  -

January 24, 2005, Shares issued for
   Services                                      15,000                 15                 -              3,735                  -

January 24, 2005, Shares issued for
   Cash                                          20,000                 20                 -              4,980                  -

February 1, 2005, Shares issued for
   Cash                                         120,000                120                 -             24,880                  -

February 22, 2005, Shares issued for
   Cash                                          20,000                 20                 -              4,980                  -

March 30, 2005, Shares issued for
   Services                                     355,000                355                 -            163,745                  -

March 30, 2005, Shares issued for
   Accounts payable                             100,000                100                 -             24,900                  -

April 4, 2005, Shares issued for
   Services                                      20,000                 20                 -              6,980                  -

Shares to be issued for payroll                       -                  -               267            266,399                  -

Shares to be issued for Investment
   In JamOakie Productions, Inc.                      -                  -                20              5,980                  -

Shares to be issued for expenses                      -                  -               100             34,900                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Common           Additional           During
                                                   Common Stock                   Stock             Paid in         Development
                                        -----------------------------------
                                            Shares             Value          to be Issued          Capital            Stage
                                        ---------------- ------------------ -----------------  ----------------- ------------------
Shares to be issued for conversion of
   Loans payable                                       - $                - $             153  $          31,847 $                -

Net Loss                                               -                  -                 -                  -         (1,833,011)
                                        ---------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2005                      10,821,855 $           10,821 $             540  $      13,349,736 $      (14,389,981)
                                        ================ ================== =================  ================= ==================




























   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $     (1,833,011) $       (2,945,325) $      (14,689,981)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -               2,749           3,536,428
   Issuance of Common Stock for Expenses                            710,933           1,785,769           6,279,129
   Stock Issued for Payment of Accounts Payable                      25,000              20,000              45,000
   Stock to be Issued for accrued expenses                          266,666                   -             266,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -             557,008             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense                                                    (766)             (9,234)            (10,000)
   Accounts Payable                                                  35,348             (21,649)            264,546
   Accrued Expenses                                                 424,426              36,331             502,799
   Lawsuit Payable                                                   (5,000)             37,411              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (376,404)           (536,940)         (3,374,083)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment                                            (5,892)                                 (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                     (5,892)                  -             597,253
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                      June 30, 2005                 Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $        220,396  $           77,766  $        1,831,513
Proceeds from issuance of common stock                              163,970             448,016             882,986
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                         (401)                401                   -
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           383,965             526,183           2,778,499
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                       1,669             (10,757)              1,669
Cash at Beginning of Period                                               -              10,757                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $          1,669  $                 - $            1,669
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                           $         42,000  $           23,105  $        1,256,936


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $14,690,000 for the period from May 5, 1999 (inception) to June 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2005 is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 2-D and 3-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the production of composition music albums

Cash and Cash Equivalents

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $116,600 and $31,750 advertising expense for the two years ended June 30, 2005 and 2004.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2005 and 2004 and are thus not considered. At June 30, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 1,120,000 and 20,000, respectively.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

NOTE 2 - INCOME TAXES

         As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $16,801,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the two years ended June 30, 2005 and 2004, rent expense was $73,309 and $49,723.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of June 30, 2005 and 2004, the company owes $463,766 and $285,370 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

         On April 30, 2004, the company signed a Development Production Agreement with Baywatch 3 Double D LLC which is 50 % owned by Douglas Schwartz, Chairman of the Board of Stereo Vision Entertainment. Under the terms of the agreement, the company will receive certain rights in a film to be produced in return for providing a development production advance. Originally the company had 30 days in which to secure the advance. On June 8, 2004, the company received an extension on this agreement, for which the Company granted Baywatch LLC 100,000 unregistered shares of common stock valued at $0.75 per share, and is free to continue to pursue the funding on a non-exclusive basis of the production advance for the movie, "Baywatch 3 Double D". The $75,000 investment fee has been recorded as other expense in the financial statements. The agreement has since expired.

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

         In addition to the asset acquisition, on December 3, 1999, the company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and 4366,084 in notes payable in exchange for 48,000 (1,200,000 pre-split) shares of common stock. by virtue of the merger and the asset acquisition, the Company issued 106,800 (2,670,000 pre-split) shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On December 31, 1999, the Company issued 14,000 (350,000 pre-split) shares to several employees (Rick Ducommun and Rocco Urbisci) and a consultant for project related services rendered and to be rendered, valued at $2.00 per share. These shares were issued in reliance upon the Rule 4(2) exemptive provisions, and no advertising nor solicitation occurred.

         On February 14, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock as payment for services rendered by Mr. Herky Williams valued at $1.00 per share. The services rendered were for the development of the company's music division. The shares were issued under Rule 4(2) to an officer of the Company.

         On April 17, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock to Shauna Gilibarti as payment for marketing related services valued at $100,000. They were cancelled on May 25, 2001 for failure to perform.

         On May 4, 2000, the Company issued 2,200 (55,000 pre-split) shares of common stock for cash of $55,000.

         On June 2, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock to Profit Earth as payment for market development services services valued at $100,000. They were cancelled for non performance on September 25, 2001.

         On June 30, 2000, the Company issued 1,420 (35,500 pre-split) shares of common stock for cash of $35,500.

         On September 13, 2000, the Company issued 5,000 (125,000 pre-split) shares of common stock for conversion of notes payable totaling $141,250. The value of these shares was $1.13 per share, according to the terms of the original loan agreement.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On November 15, 2000, the Company issued 32,000 (800,000 pre-split) shares of common stock for conversion of notes payable totaling $407,138. The value of these shares was $0.51 per share, according to the terms of the original loan agreement.

         On November 22, 2000, the Company issued 2,000 (50,000 pre-split) shares of common stock for conversion of notes payable totaling $25,000. The value of these shares was $0.50 per share according to the terms of the original agreement.

         On November 22, 2000, the Company issued 4,080 (102,000 pre-split) shares of common stock to Daniel Symmes as payment for 3-D consulting services valued at $102,000.

         On December 4, 2000, the Company issued 400 (10,000 pre-split) shares of common stock as payment for services valued at $10,200.

         On December 14, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock to Rod Whiton as payment for advertising services valued at $106,000. These shares were cancelled for non-performance on May 25, 2001.

         On January 23, 2001, the Company issued 600 (15,000 pre-split) shares of common stock for cash $15,000.

         On January 30, 2001, the Company issued 4,724 (118,100 pre-split) shares of common stock to six individuals as payment for services valued at $64,950. These services included advising on the film "On Route 66" as well as website design. On May 25, 2001, 2,000 of these shares were cancelled for non-performance.

         On March 10, 2001, the Company issued 8,000 (200,000 pre-split) shares of common stock to Herky Williams (100,000) and Jerry Crutchfiels (100,000) valued at $154,000 as payment for services regarding the production of a record album.

         On April 9, 2001, the Company issued 3,600 (90,000 pre-split) shares of common stock to Charles Marshall as payment for advertising expense valued at $49,500.

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

         On May 25, 2001, 14,000 (350,000 pre split) shares that were issued during the years ended June 30, 2001 and 2000 to various people for services were cancelled. These shares were cancelled for non-performance of services. The expenses related to these shares were recorded when the shares were issued. The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.

         On June 1, 2001, the Company issued 840 (21,000 pre-split) shares of common stock for conversion of notes payable totaling $7,513, according to the terms of the original agreement.

         On June 15, 2001, the Company issued 1,000 (25,000 pre-split) shares of common stock as payment for services valued at $15,000.

         On June 28, 2001, the Company issued 10,000 (250,000 pre-split) shares of common stock to Vision Publishing (100,000) and Jim and Cynthia Pitochelli (150,000) as payment for services and advertising expenses valued at $150,000.

         On June 29, 2001, the Company issued 34,000 (850,000 pre-split) shares of common stock for conversion of notes payable totaling $225,000, according to the terms of the original loan agreement.

         On August 29, 2001, the Company issued 13,400 (335,000 pre-split) shares of common stock for conversion of notes payable totaling $100,500, according to the terms of the original loan agreement.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         During the quarter ended September 30, 2001, the company issued 112,200 (2,805,000 pre- split) shares to the Company's officers and directors for services rendered in their various capacities (J. Honour (1,500,000), H. Williams (600,000), J. Bodziak, R. Urbisci and T. Noonan (100,000 each)) at the market value of the stock on the date of agreed (not actual) issuance of $0.30 to $0.45 per share.

         During the quarter ended September 30, 2001, 3,600 (90,000 pre-split) restricted common shares were issued to individuals for cash at $0.50 per share trading value. All shares were issued under Rule 4(2).

         During the quarter ended December 31, 2001, the Company issued 25,912 (647,795 pre-split) shares of stock for conversion of notes payable totaling $135,596, for accrued interest on the notes payable of $12,275, and for consulting services of $20,779. The value of the shares was between $0.14 and $0.35 per share. The share values were always determined based upon the trading price of the stock on the date of the agreement, not on the date of issuance of the shares. All shares were issued in reliance on the exemption provided by Rule 4(2).

         During the quarter ended December 31, 2001, the Company issued 94,825 (2,370,631 pre- slit) shares to twelve different individuals for services at the market value on the date of the agreements, between $0.21 and $0.54 per share. Such services included financial and market advisory as well as project advisory.

         On January 15, 2002, 12,000 (300,000 pre-split) shares of common stock were issued for cash at $0.33 per share.

         During the quarter ended March 30, 2002, 119,185 (2,979,625 pre split) shares were issued in connection with previous debt cancellation, pursuant to the terms of the convertible instrument. These shares were issued under Rule 4(2), and the recipient was an accredited investor.

         On April 10, 2002, the Company issued 9,920 (248,000 pre-split) shares of common stock for conversion of notes payable totaling $32,627 according to the terms of the original agreement.

         On April 29, 2002, 8,000 (200,000 pre-split) common shares were issued for the purchase of "In the Garden of Eden" album. The value of the shares was $0.06 on the date of contractual agreement, and the shares were issued under Rule 4(2), but later rescinded for failure of the owner to deliver the rights. These shares were cancelled on June 3, 2003.

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

         During the quarter ended June 30, 2002, 10,000 (250,000 pre-split) shares were issued for consulting and rent expense. The value of the shares was between $.03 (April 15) and $.08 (May 24) per share.

         On July 1, 2002, 34,000 (850,000 pre-split) common shares were issued for cash of $9,500, based upon a conversion contract entered into earlier.

         On July 8, 2002, 85,334 (2,133,334 pre-split) shares were issued in connection with a previous debt cancellation, based upon the terms of the note and conversion price therein committed. These shares were issued to an accredited investor under Rule 506 of Regulation D.

         On December 20, 2002, 20,000 (500,000 pre-split) shares were returned to the treasury and cancelled.

         On December 23, 2002, 104,000 (2,600,000 pre split) common shares were cancelled from various shareholders for non-performance of services. 750,000 shares were initially issued December 20, 2001, 1,500,000 shares were initially issued September 27, 2001, and 450,000 shares were initially issued October 2, 2001. The shares were recorded as a prepaid asset at the time of issuance. The entry recording the issuance of the shares was reversed upon cancellation.

         During the quarter ended March 31, 2003, a total of 559,800 (13,995,000 pre-split) common shares were issued to individuals for services. This total included issuances to officers and directors, at $0.029 per share (restricted) of 13,450,000 shares (J. Honour (10,000,000), H. Williams (1,500,000), T. Noonan
(500,000),   J.  Bodziak  (250,000)  and  R.  Urbisci   (100,000))  and  outside
consultants  providing  media  solicitation  services  (Ron  Kelley,   1,100,000
shares).

         On March 26, 2003, 160,000 (4,000,000 pre-split) common shares were issued for conversion of notes payable of $274,932. These shares were issued to an accredited investor, in conversion of pre-existing rights, under Rule 506.

         On May 9, 2003, 101,600 (2,540,000 pre-split) shares were issued to 7 individuals providing various consulting services, all as described in the Form S8 registration statement, filed April 29, 2003. The value of the registered shares was effectively $0.01 per share. The private placement shares were issued under the exemption available through Rule 4(2).

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On June 2, 2003, 88,000 common shares were issued for conversion of debt totaling $20,000 according to the terms of the original agreement.

         On June 3, 2003, 12,000 shares were cancelled for non-performance of services. These shares were originally issued during the year ended June 30, 2002. 8,000 shares were initially issued April 29, 2002 and recorded as other assets. 4,000 shares were initially issued September 27, 2001 and recorded as a prepaid asset. The journal entries recording the issuance of these shares was reversed upon cancellation.

         On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491, issued to Freddi Sidi, an accredited investor, under Rule 506.

         During the quarter ended June 30, 2003, 2,156,000 shares were issued to various people for services which included 2,000,000 shares issued to Jack
Honour, the Company President, in exchange for $600,000 of past and current services ($.30 per share or a 50% discount to market), and 156,000 shares issued to nine additional issuees for services whose shares were valued from $.60 per share to $1.13 per share (market value on the date of issuance) as their contract dates differed from Honour's. These shares were issued under Rule 4(2).

         On July 8, 2003, 30,000 shares of common stock were issued for conversion of debt totaling $8,905, according to the terms of the original agreement.

         During the quarter ended September 30, 2003, 1,198,000 shares were issued to various people for services. A registration statement on Form S8 was filed covering 710,000 of these shares to the 5 individuals listed therein, at 100% of market on the date of issuance and registration ($0.57). The value of the unregistered shares, when originally issued, was between $0.47 and $0.52 per share on the various agreement dates. These recipients (Buss, McLane,Tribe, Duke Films, Doug Schwartz, Lawrence Kallet, Edby and Eric Honour) provided consulting services in locating and securing new media projects. These shares were issued under Rule 4(2).

         On November 17, 2003, 100,000 shares were cancelled for non-performance of services. These shares were originally issued in July 2003 to Rod McLane and the expense associated with these shares was recorded when the shares were issued. The expense related to the issuance of these shares was reversed upon the cancellation of the shares.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         During the quarter ended December 31, 2003, 523,072 shares were issued for $68,000 in services at approximately $0.13 per share (50% discount to market on October 1, 2003). During the quarter, 20,000 shares were issued to Chicago Investment Group and Greg Myers for financial consulting services at $0.26 per share, the market value on the date of issuance (October 1, 2003).
 In addition, 700,000 shares total were issued to Herky Williams (500,000), John Bodziak (100,000) and Tom Noonan (100,000) for employment and consulting services as officers and directors of the company, at approximately $0.20 per share (50% discount to market on November 23, 2003). Also, the Company issued 200,000 shares to pay an accounts payable of $55,500 due to Adams Technical Solutions at a price of approximately $0.26 per share, (market value on date of issuance on October 1, 2003). All shares were issued under the Rule 4 (2) exemption.

         On January 12, 2004, 90,000 shares were issued to Focus Partners West, for financial services valued at $54,000.

         On January 20, 2004, the Company converted debt of $35,046 to 200,000 shares of common stock, pursuant to terms of pre-existing contracts.

         On February 9, 2004, 20,000 shares were cancelled for non-performance of services. These shares were originally issued to Chicago investment Group and Greg Myers in October 2003, and the expense associated with these shares was recorded when the shares were issued. The expense related to the issuance of these shares was reversed upon the cancellation of the shares.

         On March 9, 2004, 156,000 shares were cancelled for non-performance of services. These shares were originally issued to Tribe Communications for provision of advertising services in September 2003, and the expense associated with these shares was recorded when the shares were issued. The expense related to the issuance of these shares was reversed upon the cancellation of the shares.

         On March 9, 2004, 100,000 shares were issued to pay rent valued at $25,000, according to the terms of a previous agreement.

         On March 11, 2004, 345,000 shares were issued to employees and consultants at $2.00, which was the market price on the date of issuance, and these shares, issued to 7 named individuals, were the subject of a registration statement on Form S8, filed March 5, 2004.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         On April 7, 2004, the Company issued 60,000 shares of common stock to Messrs. Goldman and Botts, at $2.04 per share (the then market price), for the provision of financial advisory services.

         On April 7, 2004 the Company issued 375,000 shares of common stock for cash of $215,000, valued at $0.57 per share, in accordance with previously agreed conversion rights. In addition, approximately $14,200 in loans were converted into 30,000 shares of common stock, at a conversion price of $0.47 per share, the pre-agreed conversion price. All shares were issued under the exemption provided by Rule 4(2).

         On April 14, 2004, the Company issued 100,000 shares of common stock for cash at $0.25 per share, resulting from an option exercise.

         On May 6, 2004, the Company issued 10,000 shares of common stock for cash at $0.50 per share.

         On May 25, 2004, the Company issued 50,000 shares of common stock to Var Growth valued at $0.81 per share for marketing services.

         On June 8, 2004, the Company issued 100,000 shares of common stock for cash at $0.75 per share, to acquire distribution rights in Baywatch 3 DD, a planned movie. These shares were issued to an accredited investor under Rule 506.

         On June 16, 2004, 240,000 shares were issued to Jack Fennie for an $80,000 debt of the company which he paid, at $0.33 per share, representing 50% of the market price on the date of delivery of the executed contract.

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to nine individuals for services rendered, including financial advisory, marketing, PR and strategic advice. Consulting expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share.equal to 50% of the bid price.

         During the quarter ended December 31, 2004, the Company issued 189,300 shares of common stock as follows: 86,000 shares to five individuals for services including secretarial, marketing and public relations. This included issuance of 56,000 S-8 shares valued at the closing price of the stock on the day prior to issuance and 30,000 restricted shares valued at fifty per cent of the price of the stock on the day prior to issuance. Consulting expense of $39,850 was recognized in connection with these issuances. Also during the quarter, $39,000 in loans was converted into 103,300 shares of common stock.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

         During the quarter ended March 31, 2005, the Company issued 160,000 shares of common stock for cash of $35,000. These shares were valued at $.25 per share, which was equal to a discount of 50% of the prevailing market price due for restricted securities.

         During the quarter ended March 31, 2005, the Company issued 100,000 shares of common stock for $25,000 of accounts payable. These shares were valued at $.25 per share, which was equal to a discount of 50% of the prevailing market price due for restricted securities.

         During the quarter ended March 31, 2005, the Company issued 370,000 shares of common stock to various people for services valued at $167,850. The shares were valued at the market price on the date of the signing of the agreements, which ranged from $.25 to $.70 per share.

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $266,666 for the period from September 1, 2004 to March 31, 2005 to 266,666 shares of common stock, at a price of $1 per share, versus the then market price of $.40 per share. As of June 30, 2005, these shares had not been issued.

         On April 4, 2005, the Company issued 20,000 shares of common stock for consulting and legal services at $.35 per share, the closing price on the day prior to issuance, resulting in expense of $7,000 being recognized.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 20,000 shares of common stock valued at $.30 per share in exchange for a 10% interest in JamOakie Productions, Inc. As of June 30, 2005, the shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 100,000 shares of common stock for payment of $35,000 in accounts payable. As of June 30, 2005, these shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into three separate agreements to issue a total of 153,000 shares of common stock for conversion of notes payable of $32,000. As of June 30, 2005, these shares had not been issued.

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

         On July 12, 2004, the Board of Directors granted an option to its former President and CEO, Mr. Lance Robbins, to purchase 2,500,000 unregistered common shares at an exercise price of $0.40 per share that vest one year from the grant date. These options have been cancelled for non- performance.

         The following table sets forth the options and warrants outstanding as of June 30, 2005 and 2004:

                                                              June 30,                June 30,
                                                                2005                    2004
                                                        ---------------------     -----------------
Options Outstanding, Beginning of year                                 20,000                     -
         Granted                                                    2,500,000                20,000
         Expired                                                   (1,400,000)                    -
         Exercised                                                          -                     -
                                                        ---------------------     -----------------
Options Outstanding, End of year                                   1,120,000*                20,000
                                                        =====================     =================

Exercise price for options outstanding, end of period       $0.40 - $1.00               $1.00
                                                        =====================     =================

*Cancelled for non-performance on November 9, 2005.

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

NOTE 11 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability in the June 30, 2005 and 2004 financial statements, for a total lawsuit resolution of $104,911.

         The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 and was unanimously fired by the Board of Directors for cause on December 9, 2004, that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of June 30, 2005, this issue had not been resolved. No adjustments have been made to the June 30, 2005 financial statements with regards to this issue.

NOTE 12 - INVESTMENT IN JAMOAKIE PRODUCTIONS

         On May 2, 2005, the Company signed an agreement with Mr. Jamie Oldaker to acquire a 10% interest in JamOakie Productions which entitles the company to 10% of the profits from the album, "Mad Dogs and Oakies" which has subsequently been released. The Company has the right but not the obligation to finance future JamOakie projects. The price paid was 20,000 unregistered common shares of the Company which were worth $6,000 at the time, and $5,893 in cash.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                        STEREO VISION ENTERTAINMENT, INC.

Dated: November 14, 2005                    By  /S/     John Honour
                                            -----------------------
                                            C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of November 2005.

Signatures & Title

/S/     John Honour
--------------------
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)



--------------------
Tom Noonan
Vice Chairman


/S/ Herky Williams
--------------------
Herky Williams
Secretary-Treasurer/Director

/S/ John C. Bodziak
--------------------
John C. Bodziak
Director