Form 10QSB/A
period 2005-09-30
STEREO VISION ENTERTAINMENT INC
filed 2005-12-28
CIK 1099814

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,821,855 as of September 30, 2005

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

                                Explanatory Note

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Form 10QSB. Our financial position and results of operations for the periods presented have not been restated from the financial position and results of operations originally reported.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 21, 2005, the filing date of our Quarterly Report on Form 10-QSB for the period ended September 30, 2005. Accordingly, this Amendment to the Quarterly Report on Form 10-QSB should be read in conjunction with our subsequent filings with the SEC.

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

* Cancelled for non-performance on November 9, 2005.

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

         (b) Changes in Internal Controls


         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting for the quarter ended September 30, 2005, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                  STEREO VISION ENTERTAINMENT, INC.
                                            (Registrant)

Dated: December 21, 2005          By  /S/     John Honour
                                  ------------------------
                                  John Honour
                                  C.E.O., President, Director
                                  (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)