Form 10KSB/A
period 2005-06-30
STEREO VISION ENTERTAINMENT INC
filed 2005-12-29
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Transitional Small Business  Disclosure Format (check one):
Yes [ ]; No [X]


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]


                                Explanatory Note

         We are filing this Amendment to our Annual Report on Form 10-KSB for the year ended June 30, 2005 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Form 10KSB. Our financial position and results of operations for the periods presented have not been restated from the financial position and results of operations originally reported.

         For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 15, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Accordingly, this Amendment to the Annual Report on Form 10-KSB should be read in conjunction with our subsequent filings with the SEC.

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

         (b) Changes in Internal Controls


         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting for the quarter ended June 30, 2005, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

     Name and Address of       Nature of
Beneficial Owners / Directors  Ownership    Shares Owned      Percent
-----------------------------  -----------  --------------   ----------

All Executive Officers
and Directors as a Group *
(6 persons)                    Common        4,428,842       39.88%
Douglas Schwartz               Common          162,500
Theodore Botts                 Common          941,142        8.84%
Tom Noonan                     Common          100,000
John Honour                    Common        2,541,600       24.62%
Herky Williams                 Common          571,000
John C. Bodziak                Common          112,600


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

                                FISCAL YEAR ENDING        FISCAL YEAR ENDING
                                   JUNE 30, 2005            JUNE 30, 2004
                                   -------------            -------------

Audit Fees                  $            21,200            $    13,725
Audit Related Fees                          NIL                    NIL
Tax Fees                                    100                     90
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

                        STEREO VISION ENTERTAINMENT, INC.

Dated: December 21, 2005                    By  /S/     John Honour
                                            -----------------------
                                            C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of December 2005.

Signatures & Title

/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)



Tom Noonan
Vice Chairman


/S/ Herky Williams
Herky Williams
Secretary-Treasurer/Director

/S/    John C. Bodziak
John C. Bodziak
Director