Form 10QSB
period 2005-12-31
STEREO VISION ENTERTAINMENT INC
filed 2006-02-14
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,821,855 as of December 31, 2005

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]


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
ASSETS:                                                                         December 31,          June 30,
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
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 December 31,         June 30,
                                                                                    2005                2005
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          285,890  $          281,976
   Accrued Expenses                                                                     669,466             502,799
   Bank Overdraft                                                                         3,115                   -
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       32,411              32,411
   Loans from Shareholders                                                              519,703             463,766
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,582,078           1,352,445
                                                                             ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 10,821,855 at December 31, 2005
      and June 30, 2005                                                                  10,822              10,822
  Common Stock to be Issued, 539,666 shares at
      December 31, 2005 and June 30, 2005                                                   540                 540
  Additional Paid in Capital                                                         13,349,736          13,349,736
  Deficit Accumulated During the Development Stage                                  (14,931,283)        (14,689,981)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                      (1,570,185)         (1,328,883)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           11,893  $           23,562
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                    Since May 5,
                                                   (Unaudited)                         (Unaudited)                      1999
                                            For the Three Months Ended            For the Six Months Ended           Inception of
                                                   December 31,                         December 31,                 Development
                                       ------------------------------------ ------------------------------------
                                             2005               2004               2005              2004               Stage
                                       -----------------  ----------------- ------------------ -----------------  -----------------
Revenues                               $               -  $               - $                - $               -  $               -
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Expenses
Research & Development                                 -                  -                  -                 -            293,000
General & Administrative                          24,004             67,111             57,061            97,212          8,259,308
Salaries & Consulting                             18,774            304,425            172,460           965,562          5,044,873
Advertising & Promotion                                -             10,000                  -           116,600            418,423
Loss on Investment                                     -                  -                  -                 -            558,191
Lawsuit Settlement                                     -                  -                  -                 -            104,911
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Operating Loss                                   (42,778)          (381,536)          (229,521)       (1,179,374)       (14,678,706)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Other income (expense):
   Interest                                       (6,039)            (6,252)           (11,781)          (11,626)          (428,831)
   Investment Fee                                      -                  -                  -                 -            (75,000)
   Loss on Sale of Assets                              -                  -                  -                 -            (15,883)
   Write off of Note Receivable                        -                  -                  -                 -           (191,701)
   Gain on Forgiveness of Debt                         -                  -                  -                 -             48,516
   Gain (Loss) on Available for
          Sale Securities                              -                  -                  -                 -            412,772
                                       -----------------  ----------------- ------------------ -----------------  -----------------
Total Other Income (expense)                      (6,039)            (6,252)           (11,781)          (11,626)          (250,127)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss Before Taxes                     (48,817)          (387,788)          (241,302)       (1,191,000)       (14,928,833)

Income Tax Expense                                     -                  -                  -                 -             (2,450)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss                        $         (48,817) $        (387,788)$         (241,302)$      (1,191,000) $     (14,931,283)
                                       =================  ================= ================== =================  =================

Basic & Diluted loss Per Share         $               -  $          (0.04) $           (0.02) $          (0.12)
                                       =================  ================= ================== =================

Weighted Average                              10,821,855         10,008,868         10,821,855         9,622,655
                                       =================  ================= ================== =================


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                      (Unaudited)                       1999
                                                                For the Six Months Ended            Inception of
                                                                       December 31,                 Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $       (241,302) $       (1,191,000) $      (14,931,283)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                                  -             480,233           6,279,129
   Stock Issued for Payment of Accounts Payable                           -                   -              45,000
   Stock to be Issued for Accrued Expenses                                -                   -             266,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense & Other Receivable                               10,000             (41,279)                  -
   Accounts Payable                                                   3,914              46,748             268,460
   Accrued Expenses                                                 166,667             405,445             669,466
   Lawsuit Payable                                                        -                   -              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                             (60,721)           (299,853)         (3,434,804)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment                                                 -                   -              (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             597,253
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                       (Unaudited)                      1999
                                                                For the Six Months Ended            Inception of
                                                                       December 31,                 Development
                                                           ------------------------------------
                                                                 2005               2004               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $         55,937  $          198,717  $        1,887,450
Proceeds from issuance of common stock                                    -              99,970             882,986
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                        3,115               1,166               3,115
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                            59,052             299,853           2,837,551
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                      (1,669)                  -                   -
Cash at Beginning of Period                                           1,669                   -                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $              -  $                -  $                -
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

         The unaudited financial statements as of December 31, 2005 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $14,931,283 for the period from May 5, 1999 (inception) to December 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2005 is in the development stage, and has not commenced planned principal operations.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $0 and $10,000 advertising expense for the three months ended December 31, 2005 and 2004, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2005 and 2004 and are thus not considered. At December 31, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 20,000 and 1,120,000, respectively.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

NOTE 2 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,931,283 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the three months ended December 31, 2005 and 2004, rent expense was $15,100 and $6,984.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of December 31, 2005 and June 30, 2005, the company owes $519,703 and $463,766 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

         On April 30, 2004, the company signed a Development Production Agreement with Baywatch 3 Double D LLC which is 50 % owned by Douglas Schwartz, Chairman of the Board of Stereo Vision Entertainment. Under the terms of the agreement, the company will receive certain rights in a film to be produced in return for providing a development production advance. Originally the company had 30 days in which to secure the advance. On June 8, 2004, the company received an extension on this agreement, for which the Company granted Baywatch LLC 100,000 unregistered shares of common stock valued at $0.75 per share, and is free to continue to pursue the funding on a non-exclusive basis of the production advance for the movie, "Baywatch 3 Double D". The $75,000 investment fee was recorded as other expense in the financial statements. The agreement has since expired.

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

         During the quarter ended December 31, 2005, the Company entered into an agreement to borrow $10,000 from an individual not associated with the company in exchange for 40,000 restricted common shares as well as full repayment of the loan in two equal monthly instalments commencing January 20, 2006. As of December 31, 2005, these shares had not yet been issued.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

           Also during the quarter ended December 31, 2005, a shareholder advanced $11,000 to the company in return for 183,333 restricted common shares, equivalent to the offer price at the time the advance was made (November 14, 2005). As of December 31, 2005, theses shares had not yet been issued.

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

         The following table sets forth the options and warrants outstanding as of December 31, 2005 and 2004:

                                                                       December 31,           December 31,
                                                                           2005                   2004
                                                                     -----------------     ------------------
Options Outstanding, Beginning of year                                       1,120,000                 20,000
         Granted                                                                     -              2,500,000
         Expired                                                            1,100,000*            (1,400,000)
         Exercised                                                                   -                      -
                                                                     -----------------     ------------------
Options Outstanding, End of year                                                20,000              1,120,000
                                                                     =================     ==================

Exercise price for options outstanding, end of period                  $0.40 - $1.00         $0.40 - $1.00
                                                                     =================     ==================

*Cancelled for non-performance on November 9, 2005.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability in the December 31, 2005 and September 30, 2005 financial statements, for a total lawsuit resolution of $104,911.

         The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of December 31, 2005, this issue had not been resolved. No adjustments have been made to the December 31, 2005 financial statements with regards to this issue.

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

         RESULTS OF OPERATIONS - There were no revenues from sales for the three months ended December 31, 2005 and 2004. SVEI has sustained a net loss of approximately $48,817 for the three months ended December 31, 2005. This represents a considerable reduction from past quarterly periods and is due primarily to a decline in salaries. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended December 31, 2005, the Company received approximately $21,000 from related party loans and a sale of stock. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2005, there were no significant changes in the Company's internal controls over financial reporting for the quarter ended December 31, 2005, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC

0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments were made, but the final $10,000 was not paid. According to the stipulated judgement agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability on the December 31, 2005 and September 30, 2005 financial statements, for a total lawsuit resolution of $104,911.

         The Company has informed counsel for its former President and CEO, Lance Robbins, who resigned on December 5, 2004 that it intends to seek recision of any and all agreements with him as well as return of all sums paid to him, a return of all shares of stock that were issued to him and cancellation of any stock options currently outstanding. As of December 31, 2005, this issue had not been resolved. No adjustments have been made to the December 31, 2005 financial statements with regards to this issue.

ITEM 2.  CHANGES IN SECURITIES

         None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         The Company announced on October 19, 2005 that its Chairman, Douglas Schwartz and its CEO/CFO, Theodore Botts had resigned as officers and directors of the company in order to reduce overheads. They agreed to remain as non salaried principal advisors to the company. The Board appointed Jack Honour as President & CEO, a position he had formerly filled.

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


                                   STEREO VISION ENTERTAINMENT, INC.
                                   (Registrant)

Dated: February 14, 2006           By  /S/     John Honour
                                   ------------------------
                                   John Honour
                                   C.E.O., President, Director
                                   (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)