Form 10QSB
period 2006-03-31
STEREO VISION ENTERTAINMENT INC
filed 2006-05-15
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,070,938 as of March 31, 2006

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                  (Unaudited)
ASSETS:                                            March 31,            June 30,
-------
                                                      2006                2005
                                               ---------------  ---------------
Current Assets:
   Cash                                        $             -  $         1,669
   Prepaid Expenses                                          -           10,000
                                               ---------------  ---------------
       Total Current Assets                                  -           11,669
                                               ---------------  ---------------

Fixed Assets:
   Office Equipment                                     13,745           13,745
   Less Accumulated Depreciation                       (13,745)         (13,745)
                                               ---------------  ---------------
       Net Fixed Assets                                      -                -
                                               ---------------  ---------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                               11,893           11,893
                                               ---------------  ---------------

Total Assets                                   $        11,893  $        23,562
                                               ===============  ===============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                 (Unaudited)
                                                                                  March 31,           June 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          286,890  $          281,976
   Accrued Expenses                                                                     719,466             502,799
   Bank Overdraft                                                                           770                   -
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       32,411              32,411
   Loans from Shareholders                                                              465,389             463,766
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,576,419           1,352,445
                                                                             ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 12,070,938 at March 31, 2006
      and 10,821,855 at June 30, 2005                                                    12,071              10,822
  Common Stock to be Issued, 539,666 shares at
      March 31, 2006 and June 30, 2005                                                      383                 540
  Additional Paid in Capital                                                         13,457,765          13,349,736
  Deficit Accumulated During the Development Stage                                  (15,034,745)        (14,689,981)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                      (1,564,526)         (1,328,883)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           11,893  $           23,562
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                    Cumulative
                                                                                                                    Since May 5,
                                                     (Unaudited)                       (Unaudited)                      1999
                                                For the Three Months Ended       For the Nine Months Ended          Inception of
                                                    March 31,                            March 31,                   Development
                                       ------------------------------------ ------------------------------------
                                             2006               2005               2006              2005               Stage
                                       -----------------  ----------------- ------------------ -----------------  -----------------
Revenues                               $               -  $               - $                - $               -  $               -
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Expenses
Research & Development                                 -                  -                  -                 -            293,000
General & Administrative                          45,954             54,334            103,016           151,546          8,305,263
Salaries & Consulting                             51,675            238,366            224,135         1,203,928          5,096,548
Advertising & Promotion                                -                  -                  -           116,600            418,423
Loss on Investment                                     -                  -                  -                 -            558,191
Lawsuit Settlement                                     -                  -                  -                 -            104,911
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Operating Loss                                   (97,629)          (292,700)          (327,151)       (1,472,074)       (14,776,336)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

Other income (expense):
   Interest                                       (5,832)            (5,783)           (17,613)          (17,409)          (434,663)
   Investment Fee                                      -                  -                  -                 -            (75,000)
   Loss on Sale of Assets                              -                  -                  -                 -            (15,883)
   Write off of Note Receivable                        -                  -                  -                 -           (191,701)
   Gain on Forgiveness of Debt                         -                  -                  -                 -             48,516
   Gain (Loss) on Available for
          Sale Securities                              -                  -                  -                 -            412,772
                                       -----------------  ----------------- ------------------ -----------------  -----------------
Total Other Income (expense)                      (5,832)            (5,783)           (17,613)          (17,409)          (255,959)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss Before Taxes                    (103,461)          (298,483)          (344,764)       (1,489,483)       (15,032,295)

Income Tax Expense                                     -                  -                  -                 -             (2,450)
                                       -----------------  ----------------- ------------------ -----------------  -----------------

       Net Loss                        $        (103,461) $        (298,483)$         (344,764)$      (1,489,483) $     (15,034,745)
                                       =================  ================= ================== =================  =================

Basic & Diluted loss Per Share         $          (0.01)  $          (0.03) $           (0.03) $          (0.15)
                                       =================  ================= ================== =================

Weighted Average                              11,367,897  10,232,149                11,003,869         9,822,849
                                       =================  ================= ================== =================


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                      (Unaudited)                       1999
                                                                 For the Nine Months Ended          Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $       (344,764) $       (1,489,483) $      (15,034,745)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                             22,500             644,333           6,301,629
   Stock Issued for Payment of Accounts Payable                           -              25,000              45,000
   Stock to be Issued for Accrued Expenses                                -             266,666             266,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense & Other Receivable                               10,000             (15,766)                  -
   Accounts Payable                                                   4,914              16,906             269,460
   Accrued Expenses                                                 216,667             205,189             719,466
   Lawsuit Payable                                                        -                   -              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                             (90,683)           (347,155)         (3,464,766)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment                                                 -                   -              (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             597,253
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                     (Unaudited)                        1999
                                                                For the Nine Months Ended           Inception of
                                                                        March 31,                   Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $         88,244  $          213,058  $        1,919,757
Proceeds from issuance of common stock                                    -             134,970             882,986
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                          770                (401)                770
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                            89,014             347,627           2,867,513
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                      (1,669)                472                   -
Cash at Beginning of Period                                           1,669                   -                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $              -  $              472  $                -
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                     84,875              39,000           1,338,811


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

         The unaudited financial statements as of March 31, 2006 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,034,745 for the period from May 5, 1999 (inception) to March 31, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2006 is in the development stage, and has not commenced planned principal operations.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was $0 and $0 advertising expense for the three months ended March 31, 2006 and 2005. For the nine months ended March 31, 2006 and 2005, advertising expense was $0 and $116,600, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2006 and 2005 and are thus not considered. At March 31, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 20,000 and 1,120,000, respectively.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

NOTE 2 - INCOME TAXES

         As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,034,745 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities on a month to month basis. For the three and nine months ended March 31, 2006, rent expense was $12,650 and $40,980, respectively. For the three and nine months ended March 31, 2005, rent expense was $11,141 and $25,109, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of March 31, 2006 and June 30, 2005, the company owes $465,389 and $463,766 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

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

         During the quarter ended March 31, 2006, the Company issued a total of 1,249,083 restricted common shares to nine individuals and two entities for both expenses and loans made to the Company during the March 31, 2006 quarter, as well as for services, loans and a small acquisition made/received in previous quarters. Of the total shares issued, 500,000 were issued at $.10 per share for conversion of loans of $50,000 made during the current quarter; 469,083 shares were issued from $.10 to $.15 per share for loans of $62,875 received by the Company in prior periods; 260,000 shares were issued from $.0775 to $.10 per shares to pay fees and expenses valued at $22,500 which were incurred during the current quarter; and 20,000 shares were issued for an acquisition of 10% of Jamoakie Productions agreed in May, 2005.

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

         The following table sets forth the options and warrants outstanding as of March 31, 2006 and 2005:

                                                              March 31,             March 31,
                                                                2006                   2005
                                                          -----------------     ------------------
Options Outstanding, Beginning of year                            1,120,000                 20,000
         Granted                                                          -              2,500,000
         Expired                                                 1,100,000*            (1,400,000)
         Exercised                                                        -                      -
                                                          -----------------     ------------------
Options Outstanding, End of year                                     20,000              1,120,000
                                                          =================     ==================

Exercise price for options outstanding, end of period       $0.40 - $1.00         $0.40 - $1.00
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

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement on April 7, 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with StereoVision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and StereoVision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. No adjustments have been made to the March 31, 2006 financial statements with regards to this issue.

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

         RESULTS OF OPERATIONS - There were no revenues from sales for the three months ended March 31, 2006 and 2005. SVEI has sustained a net loss of approximately $103,461 for the three months ended March 31, 2006. This represents a considerable reduction from past quarterly periods and is due primarily to a decline in salaries. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended March 31, 2006, the Company received approximately $32,000 from related party loans and a sale of stock. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act. These same officers concluded that the Company's controls and procedures were effective in ensuring that the information required by it in the reports it files under the Act is managed and communicated to its principal officers in a manner which allows timely decision making regarding required disclosure.

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no changes in the Company's internal controls over financial reporting for the quarter ended March 31, 2006, or in any other areas that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement on April 7, 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with StereoVision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and StereoVision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. No adjustments have been made to the March 31, 2006 financial statements with regards to this issue.

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


                                   STEREO VISION ENTERTAINMENT, INC.
                                   (Registrant)

Dated: May 15, 2006                By  /S/     John Honour
                                   ------------------------
                                   John Honour
                                   C.E.O., President, Director
                                   (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
-------------------
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)