Form 10KSB
period 2006-06-30
STEREO VISION ENTERTAINMENT INC
filed 2006-10-31
CIK 1099814

1
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2006
                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ To _____________


                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

            Nevada                                        95-4786792
State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                        Identification No.)

                15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.      $ -0-
                                                                       -----

         As of October 24, 2006, there were 15,470,092 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $683,309 computed at the average bid and asked price as of October 24, 2006.

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

     Transitional Small Business  Disclosure Format (check one): Yes [ ]; No [X]


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

                                     PART I

ITEM 1.   DESCRIPTION OF
BUSINESS

GENERAL

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 3-D and 2-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the production of music albums.

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

         The executive offices of the Company are located at 15452 Cabrito Road., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

         The Company has incurred net losses of approximately $487,000 and $1,833,000 for the fiscal years ended June 30, 2006 and 2005. Such operating losses reflect developmental and other start-up activities for 2006 and 2005. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

BUSINESS  OVERVIEW

         Management believes that StereoVision's principal expertise lies in the content production segment of the multi-media entertainment industry. The Company's main line of business will be to provide original 3-D and 2-D programming including low cost productions for theatrical release and direct to DVD. Pay-per-view films, television/cable films, and other entertainment related projects, including merchandising 3-D technology and items related to specific creative content will also be targeted. Unique self-developed projects will initially focus on low budget films (below $ 4 Million production cost). In addition, the Company will pursue its interests in the music business.

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

EMPLOYEES

         As of October 24, 2006, SVEI employed one employee. SVEI considers its employee relations to be satisfactory at present.


ITEM 2.   DESCRIPTION OF PROPERTY


         SVEI's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500.

ITEM 3.   LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability on the June 30, 2006 and 2005 financial statements, for a total lawsuit resolution of $104,911.

            The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement on April 7, 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with StereoVision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and StereoVision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. Appropriate adjustments have been made to the June 30, 2006 financial statements with regards to this issue.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2006.

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

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB. The price for the common stock has approximately ranged in price as follows:

  QUARTER ENDED                          HIGH                 LOW

   September 30, 2004                       $0.90                $0.32
   December 31, 2004                        $0.70                $0.37
   March 31, 2005                           $0.72                $0.25
   June 30, 2005                            $0.50                $0.26
   September 30, 2005                       $0.34                $0.16
   December 31, 2005                        $0.25                $0.05
   March 31, 2006                           $0.13                $0.09
   June 30, 2006                            $0.13                $0.05

         The number of shareholders of record of the Company's Common Stock as of October 24 , 2006 was approximately 187.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to nine individuals for services rendered, including financial advisory, marketing, PR and strategic advice. Consulting expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share, equal to 50% of the bid price.

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

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $281,666 for the period from September 1, 2004 to March 31, 2005 to 281,666 shares of common stock, at a price of $1 per share, versus the then market price of $.40 per share. On August 24, 2005, these shares were issued.

         On April 4, 2005, the Company issued 20,000 shares of common stock for consulting and legal services at $.35 per share, the closing price on the day prior to issuance, resulting in expense of $7,000 being recognized.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 20,000 shares of common stock valued at $.30 per share in exchange for a 10% interest in JamOakie Productions, Inc. On February 15, 2006, these shares were issued.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 100,000 shares of common stock for payment of $35,000 in accounts payable. As of June 30, 2006, these shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into three separate agreements to issue a total of 153,000 shares of common stock for conversion of notes payable of $32,000. On February 15, 2006, the Company issued 137,000 of the above shares. As of June 30, 2006, 16,000 shares had yet to be issued.

         During the quarter ended December 31, 2005, the Company entered into an agreement to borrow $10,000 from an individual not associated with the company in exchange for 40,000 restricted common shares as well as full repayment of the loan in two equal monthly installments commencing January 20, 2006. These shares were issued in October,2005.

           Also during the quarter ended December 31, 2005, a shareholder advanced $11,000 to the company in return for 110,000 restricted common shares, equivalent to the offer price at the time the advance was made (November 14, 2005). These shares were issued in February, 2006.

         During the quarter ended March 31, 2006, the Company issued a total of 1,266,583 restricted common shares to nine individuals and two entities for both expenses and loans made to the Company during the March 31, 2006 quarter, as well as for services, loans and a small acquisition made/received in previous quarters. Of the total shares issued, 500,000 were issued at $.10 per share for conversion of loans of $50,000 made during the current quarter; 469,083 shares were issued from $.10 to $.15 per share for loans of $62,875 received by the Company in prior periods; 277,500 shares were issued from $.0775 to $.10 per shares to pay fees and expenses valued at $23,356 which were incurred during the quarter; and 20,000 shares were issued for an acquisition of 10% of Jamoakie Productions agreed in May, 2005.

         During the quarter ended June 30, 2006, the Company issued a total of 3,024,972 restricted common shares as follows: 2,500,000 shares to one shareholder and 160,000 shares to a second shareholder for conversion of accrued expenses at $ .10 per share; 79,972 shares for conversion of an outstanding debt of $7,972, 50,000 shares and 10,000 shares for conversion of a $5,000 and a $1,000 loan received by the company during the quarter from two individuals, 25,000 shares for a previous loan of $2,000 as well as a new advance of $500 from the same individual, and 200,000 shares to a consultant for IR services to be provided. During the quarter, a net total of 150,000 shares were returned to the treasury and cancelled.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS - The following discussion should be read in conjunction with the Company's audited financial statements.

         SVEI intends to pursue opportunities in three product segments of the entertainment industry:

                        Direct to DVD 2-D and 3-D films
                        Feature length 2-D and 3-D films for theatrical release Music production

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

         RESULTS OF OPERATIONS - There were no revenues from sales for the two years ended June 30, 2006 and 2005. SVEI has sustained a net loss of approximately $487,303 for the year ended June 30, 2006, which was largely attributable to consulting expense from stock issuances to consultants, and from accrued salaries. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the

Company estimates it will require approximately an additional $10,000,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2006, the Company received approximately $102,500 from related party loans. However, there can be no assurances that additional loans will be forthcoming from officers, directors, or shareholders.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2006, there were no changes in the Company's internal controls over financial reporting for the quarter ended June 30, 2006, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company's fiscal year ending June 30, 2005. The Company announced on October 19, 2005 that its Chairman, Douglas Schwartz and its CEO/CFO, Theodore Botts, resigned as officers and directors in order to reduce overhead expenses. They agreed to remain as non salaried principal advisors to the Company. The Board appointed Jack Honour as Chairman, President and CEO, positions he had formerly filled.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company: as of June 30, 2006:

Name of Director         Age   Current Position            Position Held Since

Jack Honour               55   Chairman, CEO               June, 2001
Tom Noonan                74   Vice Chairman               August, 2000
Herky Williams            51   Secretary/Treasurer         May, 2000
John C. Bodziak, Jr.      32   Director                    August, 2000

JACK HONOUR, Chairman of the Board, President, CEO

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

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at June 30, 2006 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention. Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

BOARD MEETINGS AND COMMITTEES

         Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended June 30, 2006, the Board consisted of four individuals and adopted 7 resolutions.

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

ITEM 10.   EXECUTIVE COMPENSATION

         None of the executive officers' annual salary and bonus exceeded $250,000 during any of the Company's last two fiscal years and no officer has received any cash salary payments. For the period July1, 2005 to November 30, 2005 all officers waived their accrued salaries. For the month of December, 2005 and continuing up until the present, one officer has accrued a salary at the rate of $200,000 per year.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 15,470,092 shares of issued and outstanding Common Stock of the Company as of October 24, 2006 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

          Name and Address of             Nature of
     Beneficial Owners / Directors        Ownership     Shares Owned    Percent
----------------------------------------  ------------  ------------   --------

All Executive Officers
and Directors as a Group *
(4 persons)                               Common          5,708,534     36.90%
Tom Noonan                                Common            100,000
John Honour                               Common          4,924,934     31.84%
Herky Williams                            Common            571,000     3.69%
John C. Bodziak                           Common            112,600

*The address of all four officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 2006 and 2005, the company owes $194,108 and $463,766 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment. During the year ended June 30, 2006, the Company converted $372,172 in loans into 3,697,055 shares of common stock.

         On March 30, 2005, the Company entered into a two-year agreement with Mr. Herky Williams, an officer, director and shareholder of the Company, whereby the Company will pay Mr. Williams $5,000 per month ($60,000 per year) in exchange for part-time services related to the music product development of the Company. The annual pay will be increased to $120,000 if and when Mr. Williams's services are deemed to be full-time. The annual salary is retroactive to January 1, 2005. Mr. Williams received 15,000 S-8 common shares, valued at $1.00 per share on August 24, 2006 for three months pay which was deemed to settle this agreement in full.

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

(a)      Reports on Form 8-K filed.

         There were no Form 8-K's filed during the quarter ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:


                                FISCAL YEAR ENDING         FISCAL YEAR ENDING
                                   JUNE 30, 2006             JUNE 30, 2005
                                ------------------         ------------------
Audit Fees                      $           15,600         $           21,200
Audit Related Fees                             NIL                        NIL
Tax Fees                                       200                        100
All Other Fees                                 NIL                        NIL

As of June 30, 2006, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                             JUNE 30, 2006 AND 2005

                                    CONTENTS



                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
   June 30, 2006 and 2005..................................................F - 2

Statements of Operations for the
   Years Ended June 30, 2006 and 2005 and the Cumulative
   Period May 5, 1999 (inception) to June 30, 2006.........................F - 4

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2006 ........................F - 5

Statements of Cash Flows for the
   Years Ended June 30, 2006 and 2005 and the Cumulative
   Period May 5, 1999 (Inception) to June 30, 2006........................F - 17

Notes to Financial Statements.............................................F - 19

                          INDEPENDENT AUDITOR'S REPORT

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2006 and 2005 and the related statements of operations, and cash flows for the two years ended June 30, 2006 and 2005 and the cumulative period May 5, 1999 (inception) to June 30, 2006 and the statement of stockholders equity for the period May 5, 1999 (inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the two years ended June 30, 2006 and 2005 and the cumulative period May 5, 1999 (inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
October 27, 2006

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



ASSETS:                                                       June 30,
-------
                                                      2006                2005
                                               ------------------  ------------------
Current Assets:
   Cash                                        $                -  $            1,669
   Prepaid Expenses                                             -              10,000
                                               ------------------  ------------------
       Total Current Assets                                     -              11,669
                                               ------------------  ------------------

Fixed Assets:
   Office Equipment                                        13,745              13,745
   Less Accumulated Depreciation                          (13,745)            (13,745)
                                               ------------------  ------------------
       Net Fixed Assets                                         -                   -
                                               ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                                  11,893              11,893
                                               ------------------  ------------------

Total Assets                                   $           11,893  $           23,562
                                               ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                             June 30,
                                                                     2006                2005
                                                              ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                           $          309,958  $          281,976
   Accrued Expenses                                                      787,266             502,799
   Bank Overdraft                                                          1,815                   -
   Payable to SAG for Route 66                                            71,493              71,493
   Lawsuit Payable                                                        32,411              32,411
   Loans from Shareholders                                               194,108             463,766
                                                              ------------------  ------------------
      Total Current Liabilities                                        1,397,051           1,352,445
                                                              ------------------  ------------------


Stockholders' Equity:
   Shareholder Receivable                                                      -                   -
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued15,245,076 shares at June 30, 2006
      and 10,821,855 shares at June 30, 2005                              15,245              10,822
  Common Stock to be Issued, 156,000 shares at
      June 30, 2006 and 539,666 shares at June 30, 2005                      156                 540
  Additional Paid in Capital                                          13,776,725          13,349,736
  Deficit Accumulated During the Development Stage                   (15,177,284)        (14,689,981)
                                                              ------------------  ------------------
     Total Stockholders' Equity                                       (1,385,158)         (1,328,883)
                                                              ------------------  ------------------

     Total Liabilities and Stockholders' Equity               $           11,893  $           23,562
                                                              ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                   Cumulative
                                                                                                   Since May 5,
                                                                                                       1999
                                                                 For the Year Ended                Inception of
                                                                      June 30,                      Development
                                                       --------------------------------------
                                                              2006                2005                 Stage
                                                       ------------------  ------------------   -------------------

Revenues                                               $                -  $                -   $                 -
                                                       ------------------  ------------------   -------------------

Expenses
Research & Development                                                  -                   -               293,000
General & Administrative                                          190,157             239,699             8,392,404
Salaries & Consulting                                             273,515           1,452,915             5,145,928
Advertising & Promotion                                                 -             116,600               418,423
Loss on Investment                                                      -                   -               558,191
Lawsuit Settlement                                                      -                   -               104,911
                                                       ------------------  ------------------   -------------------

Operating Loss                                                   (463,672)         (1,809,214)          (14,912,857)
                                                       ------------------  ------------------   -------------------

Other income (expense):
   Interest                                                       (22,831)            (22,989)             (439,881)
   Investment Fee                                                       -                   -               (75,000)
   Loss on Sale of Assets                                               -                   -               (15,883)
   Write off of Note Receivable                                         -                   -              (191,701)
   Gain on Forgiveness of Debt                                          -                   -                48,516
   Gain (Loss) on Available for Sale
          Securities                                                    -                   -               412,772
                                                       ------------------  ------------------   -------------------
Total Other Income (expense)                                      (22,831)            (22,989)             (261,177)
                                                       ------------------  ------------------   -------------------

       Net Loss Before Taxes                                     (486,503)         (1,832,203)          (15,174,034)

Income Tax Expense                                                   (800)               (808)               (3,250)
                                                       ------------------  ------------------   -------------------

       Net Loss                                        $         (487,303) $       (1,833,011)  $       (15,177,284)
                                                       ==================  ==================   ===================

Basic & Diluted loss Per Share                         $           (0.04)  $           (0.18)
                                                       ==================  ==================

Weighted Average                                               11,739,333          10,072,272
                                                       ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                        ----------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                        --------------- ------------------ -----------------  ----------------- ------------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable             1,530,000 $            1,530 $               -  $           3,470 $                -

Net Loss                                              -                  -                 -                  -           (144,977)
                                        --------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 1999                      1,530,000              1,530                 -              3,470           (144,977)

Retroactive Adjustment for 25:1
  Stock Split May 30, 2003                   (1,468,800)            (1,469)                -              1,469                  -
                                        --------------- ------------------ -----------------  ----------------- ------------------

Restated Balance June 30, 1999                   61,200                 61                 -              4,939           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                           58,800                 59                 -          4,011,841                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                            48,000                 48                 -           (112,114)                 -

December 31, 1999 Stock Issued
   for Services                                  14,000                 14                 -            699,986                  -

February 14, 2000 Stock Issued
   for Services                                   4,000                  4                 -             99,996                  -

April 17, 2000 Stock Issued for
   Services                                       4,000                  4                 -             99,996                  -

May 4, 2000 Stock Issued for Cash                 2,200                  2                 -             54,998                  -

June 2, 2000 Stock Issued for Services            4,000                  4                 -             99,996                  -

June 30, 2000 Stock Issued for Cash               1,420                  2                 -             35,498                  -

Net Loss                                              -                  -                 -                  -         (2,680,213)
                                        --------------- ------------------ -----------------  ----------------- ------------------

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Common           Additional           During
                                                   Common Stock                   Stock             Paid in         Development
                                        -----------------------------------
                                             Shares            Value          to be Issued          Capital            Stage
                                        ---------------- ------------------ -----------------  ----------------- ------------------
April 9, 2001 Stock Issued for
   Advertising                                     3,600 $                4 $               -  $          49,496 $                -

April 18, 2001 Stock Issued for
  Acquisition of Wilfield Entertainment           16,000                 16                 -            219,984                  -

May 25, 2001 Shares Cancelled for
   Non-Performance of Advertising and
   Services                                      (14,000)               (14)                -           (328,486)                 -

June 1, 2001 Shares Issued for
   Conversion of Notes Payable                       840                  1                 -              7,512                  -

June 15, 2001 Shares Issued for
   Services                                        1,000                  1                 -             14,999                  -

June 28, 2001 Shares Issued for
   Advertising                                     4,000                  4                 -             59,996                  -

June 28, 2001 Shares Issued for
   Services                                        6,000                  6                 -             89,994                  -

June 29, 2001 Shares Issued for
   Conversion of Notes Payable                    34,000                 34                 -            224,966                  -

Net Loss                                               -                  -                 -                  -         (4,572,325)
                                        ---------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2001                         314,364                314                 -          6,466,571         (7,397,515)

July 3, 2001 Shares Issued for Expense             1,000                  1                 -              9,999                  -

July 3, 2001 Shares Issued for Services            5,000                  5                 -             74,995                  -

July 25, 2001 Shares Issued for Cash               1,600                  1                 -             19,999                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                   Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                     ------------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                     ----------------- ------------------ -----------------  ----------------- ------------------
July 30, 2001 Shares Issued for
    Consulting                                   4,400 $                4 $               -  $          45,096 $                -

August 29, 2001 Shares Issued for
    Interest on Notes Payable                   13,400                 13                 -            100,487                  -

September 10, 2001 Shares Issued for
    Services                                       800                  1                 -              5,999                  -

September 10, 2001 Shares Issued for
   Conversion of Note Payable                    4,000                  4                 -             25,596                  -

September 25, 2001 Shares Canceled
   For Non-Performance of Contract              (4,000)                (4)                -             70,536                  -

September 27, 2001 Shares Issued for
    Services                                   101,000                101                 -          1,136,149                  -



September 27, 2001 Shares Issued for
   Cash and Commission                           2,000                  2                 -             24,998                  -

October 2, 2001 Shares Issued for
   Services                                     18,000                 18                 -            242,982                  -

October 31, 2001 Shares Issued for
   Conversion of Note Payable                   10,182                 10                 -             89,085                  -

November 1, 2001 Shares Issued for
   Services                                      2,825                  3                 -             14,123                  -

November 7, 2001 Shares Issued for
   Conversion of Note Payable                    8,910                  9                 -             55,676                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common           Additional           During
                                                Common Stock                   Stock             Paid in         Development
                                    ------------------------------------
                                         Shares             Value          to be Issued          Capital            Stage
                                    ----------------- ------------------ -----------------  ----------------- ------------------
December 19, 2001 Shares Issued for
   Services                                    44,000 $               44 $               -  $         153,956 $                -

December 19, 2001 Shares Issued for
   Conversion of Note Payable                   6,820                  7                 -             23,863                  -

December 20, 2001 Shares Issued for
   Services                                    30,000                 30                 -            157,470                  -

January 15, 2002 Shares Issued for
   Cash                                        12,000                 12                 -             99,988                  -

January 24, 2002 Shares Issued for
  Previous Conversion of Note Payabl           55,660                 56                 -                (57)                 -

February 25, 2002 Shares Issued for
  Previous Conversion of Note Payabl           63,525                 64                 -                (64)                 -

April 10, 2002 Shares Issued for
  Conversion of Note Payable                    9,920                 10                 -             32,617                  -

April 15, 2002 Shares Issued for Ren            2,000                  2                 -              3,998                  -

April 15, 2002 Shares Issued for Cas            4,000                  4                 -              2,996                  -

April 29, 2002 Shares Issued for
   Project Agreement                            8,000                  8                 -             11,992                  -

April 29, 2002 Shares Issued for
   Consulting                                   4,000                  4                 -              5,996                  -

May 8, 2002 Shares Issued for Cash              4,000                  4                 -              2,496                  -

May 24, 2002 Shares Issued for
   Consulting                                   4,000                  4                 -              3,496                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                     ------------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                     ----------------- ------------------ -----------------  ----------------- ------------------
May 30, 2002 Shares Issued for
  Project Agreement                              4,000 $                4 $               -  $           2,996 $                -

June 24, 2002 Shares Issued for Cash             4,000                  4                 -              7,496                  -

Net Loss                                             -                  -                 -                  -         (1,066,683)
                                     ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2002                       739,406                739                 -          8,891,530         (8,464,198)

July 1, 2002 Shares Issued for Cash             34,000                 34                 -              9,466                  -

July 8, 2002 Shares Issued for
  Interest on Debt Retirement                   85,344                 85                 -             81,582                  -

December 20, 2002, Shares returned
   to treasury and cancelled                   (20,000)               (20)                -                 20                  -

December 23, 2002, Shares
  Cancelled for non-performance of
  Services                                    (104,000)              (104)                -         (1,054,396)                 -

January 1, 2003, Shares Issued for
  Services                                     494,000                494                 -            370,006                  -

March 18, 2003, Shares Issued for
  Services                                      52,600                 53                 -             26,247                  -

March 26, 2003, Shares Issued for
  Conversion of Debt                           160,000                160                 -            274,772                  -

March 26, 2003, Shares Issued for
  Services                                      13,200                 13                 -              6,587                  -

May 9, 2003, Shares Issued for
  Services                                     101,600                102                 -             25,298                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                      ------------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                      ----------------- ------------------ -----------------  ----------------- ------------------
May 29, 2003, Shares Issued for
  Services                                      108,000 $              108 $               -  $         121,932 $                -

June 2, 2003, Shares Issued for
  Services                                       38,000                 38                 -             42,902                  -

June 2, 2003, Shares Issued for
  Conversion of Debt                             88,000                 88                 -             19,912                  -

June 3, 2003, Shares Cancelled for
  Non-Performance of Service                    (12,000)               (12)                -            (56,988)                 -

June 12, 2003, Shares Issued for
  Services                                    2,000,000              2,000                 -            598,000                  -

June 20, 2003, Shares Issued for
  Services                                       10,000                 10                 -              5,990                  -

June 25, 2003, Shares Issued for
  Conversion of Debt                             40,000                 40                 -             15,451                  -

Net Loss                                              -                  -                 -                  -         (1,447,447)
                                      ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2003                      3,828,150              3,828                 -          9,378,311         (9,911,645)

July 1, 2003, Shares Issued for
   Services                                     100,000                100                 -             47,900                  -

July 8, 2003 Loan Converted to Shares            30,000                 30                 -              8,875                  -

July 9, 2003, Shares Issued for
   Services                                      70,000                 70                 -             23,930                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                     ------------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                     ----------------- ------------------ -----------------  ----------------- ------------------
September 11, 2003, Shares Issued
  for Services                                 218,000 $              218 $               -  $         101,382 $                -

September 17, 2003, Shares Issued
  for Services                                 100,000                100                 -             51,900                  -

September 29, 2003, Shares Issued
  for Services                                 710,000                710                 -            403,990                  -

October 1, 2003, Shares Issued for
  Cash                                         200,000                200                 -             55,300                  -

October 1, 2003, Shares Issued for
  Services                                      20,000                 20                 -              4,980                  -

November 17, 2003, Shares
  Canceled for Non-Performance                (100,000)              (100)                -            (47,800)                 -

December 2, 2003, Shares Issued for
  Services                                   1,223,072              1,223                 -            210,277                  -

January 12, 2004, Shares Issued for
  Services                                      90,000                 90                 -             53,910                  -

January 20, 2004, Shares Issued for
  Conversion of Note Payable                   200,000                200                 -             34,846                  -

February 2, 2004, Shares Issued for
  Cash                                         400,000                400                 -             99,600                  -

February 9, 2004, Shares Canceled
  for Non-Performance                          (20,000)               (20)                -             (4,980)                 -

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                  Common           Additional           During
                                                    Common Stock                   Stock             Paid in         Development
                                        ------------------------------------
                                             Shares             Value          to be Issued          Capital            Stage
                                        ----------------- ------------------ -----------------  ----------------- ------------------
December 15, 2004, Shares Issued for
  Services                                         45,000 $               45 $               -  $          19,955 $                -

December 15, 2004, Loans Converted
   To Shares                                      103,300                103                 -             38,897                  -

December 17, 2004, Shares issued for
   Services                                         5,000                  5                 -              1,845                  -

January 24, 2005, Shares issued for
   Services                                        15,000                 15                 -              3,735                  -

January 24, 2005, Shares issued for
   Cash                                            20,000                 20                 -              4,980                  -

February 1, 2005, Shares issued for
   Cash                                           120,000                120                 -             24,880                  -

February 22, 2005, Shares issued for
   Cash                                            20,000                 20                 -              4,980                  -

March 30, 2005, Shares issued for
   Services                                       355,000                355                 -            163,745                  -

March 30, 2005, Shares issued for
   Accounts payable                               100,000                100                 -             24,900                  -

April 4, 2005, Shares issued for
   Services                                        20,000                 20                 -              6,980                  -

Shares to be issued for payroll                         -                  -               267            266,399                  -

Shares to be issued for Investment
   In JamOakie Productions, Inc.                        -                  -                20              5,980                  -

Shares to be issued for expenses                        -                  -               100             34,900                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                      ------------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                      ----------------- ------------------ -----------------  ----------------- ------------------
Shares to be issued for conversion of
   Loans payable                                      - $                - $             153  $          31,847 $                -

Net Loss                                              -                  -                 -                  -         (1,833,011)
                                      ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2005                     10,821,855             10,821               540         13,349,736        (14,689,981)

August 24, 2005 - Shares issued for
   payroll - authorized in prior year           266,666                267              (267)                 -                  -

August 24, 2005 - Shares issued for
   accrued consulting                            15,000                 15                 -             14,985                  -

February 15, 2006 - Shares issued for
   investment in JamOakie Productions,
   Inc. - authorized in prior year               20,000                 20               (20)                 -                  -

February 15, 2006 - Shares issued for
   conversion of loans payable -
   authorized in prior year                     137,000                137              (137)                 -                  -

February 15, 2006 - Shares issued for
   conversion of loans payable                  832,083                832                 -             84,043                  -

February 15, 2006 - Shares issued for
   expenses                                     277,500                278                 -             23,579                  -

March 17, 2006 - Shares returned to
   treasury and cancelled                       (50,000)               (50)                -                 50

April 18, 2006 - Shares returned to
   treasury and cancelled                      (100,000)              (100)                -                100                  -

April 18, 2006 - Shares issued for
   conversion of loans payable                   50,000                 50                 -              4,950                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                      ------------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                      ----------------- ------------------ -----------------  ----------------- ------------------
May 30, 2006 - Shares issued for
   conversion of loans payable                2,749,972 $            2,750 $               -  $         273,047 $                -

June 29, 2006 - Shares issued for
   consulting expense                           200,000                200                 -             19,800                  -

June 29, 2006 - Shares issued for
   conversion of loans payable                   25,000                 25                 -              2,475                  -

Shares to be issued for loans payable                 -                  -                40              3,960                  -

Net Loss                                              -                  -                 -                  -           (487,303)
                                      ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2006                     15,245,076 $           15,245 $             156  $      13,776,725 $      (15,177,284)
                                      ================= ================== =================  ================= ==================






















   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $       (487,303) $       (1,833,011) $      (15,177,284)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                             43,856             710,933           6,322,985
   Stock Issued for Payment of Accounts Payable                           -              25,000              45,000
   Stock Issued for accrued expenses                                 15,000             266,666             281,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense                                                  10,000                (766)                  -
   Accounts Payable                                                  27,982              35,348             292,528
   Accrued Expenses                                                 284,467             424,426             787,266
   Lawsuit Payable                                                        -              (5,000)             32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (105,998)           (376,404)         (3,480,081)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment                                                 -              (5,892)             (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -              (5,892)            597,253
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                    For the Year Ended              Inception of
                                                                      June 30, 2005                 Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $        102,514  $          220,396  $        1,934,027
Proceeds from issuance of common stock                                    -             163,970             882,986
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                        1,815                (401)              1,815
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           104,329             383,965           2,882,828
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                      (1,669)              1,669                   -
Cash at Beginning of Period                                           1,669                   -                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $              -  $            1,669  $                -
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $               -   $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $               -   $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                           $        372,172  $           42,000  $        1,629,108

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,177,284 for the period from May 5, 1999 (inception) to June 30, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. In the past, shareholders of the Company have met the Company's minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of June 30, 2006 is in the development stage, and has not commenced planned principal operations.

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

Advertising Costs

         Advertising costs are expensed as incurred. For the years ended June 30, 2006 and 2005, advertising expense was $0 and $116,600, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2006 and 2005 and are thus not considered. At June 30, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 20,000 and 1,120,000, respectively.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

NOTE 2 - INCOME TAXES

         As of June 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,177,284 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500. For the years ended June 30, 2006 and 2005, rent expense was $49,430 and $73,309, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of June 30, 2006 and 2005, the company owes $194,108 and $463,766 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment. During the year ended June 30, 2006, the Company converted $372,172 in loans into 3,697,055 shares of common stock.

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

         On June 2, 2000, the Company issued 4,000 (100,000 pre-split) shares of common stock to Profit Earth as payment for market development services valued at $100,000. They were cancelled for non performance on September 25, 2001.

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

         On March 10, 2001, the Company issued 8,000 (200,000 pre-split) shares of common stock to Herky Williams (100,000) and Jerry Crutchfield (100,000) valued at $154,000 as payment for services regarding the production of a record album.

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

         During the quarter ended September 30, 2004, the Company issued 1,234,333 shares of common stock to nine individuals for services rendered, including financial advisory, marketing, PR and strategic advice. Consulting expense of $461,233 was recognized in connection with these issuances. Also during the quarter 400,000 shares were issued for cash at $0.25 per share equal to 50% of the bid price.

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

         During the quarter ended March 31, 2005, the officers of the Company agreed to convert accrued payroll of $281,666 for the period from September 1, 2004 to March 31, 2005 to 281,666 shares of common stock, at a price of $1 per share, versus the then market price of $.40 per share. On August 24, 2005, these shares were issued.

         On April 4, 2005, the Company issued 20,000 shares of common stock for consulting and legal services at $.35 per share, the closing price on the day prior to issuance, resulting in expense of $7,000 being recognized.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 20,000 shares of common stock valued at $.30 per share in exchange for a 10% interest in JamOakie Productions, Inc. On February 15, 2006, these shares were issued.

         During the quarter ended June 30, 2005, the Company entered into an agreement to issue 100,000 shares of common stock for payment of $35,000 in accounts payable. As of June 30, 2006, these shares had not been issued.

         During the quarter ended June 30, 2005, the Company entered into three separate agreements to issue a total of 153,000 shares of common stock for conversion of notes payable of $32,000. As of June 30, 2005, these shares had not been issued. On February 15, 2006, the Company issued 137,000 of the above shares. As of June 30, 2006, 16,000 shares had yet to be issued.

         During the quarter ended December 31, 2005, the Company entered into an agreement to borrow $10,000 from an individual not associated with the company in exchange for 40,000 restricted common shares as well as full repayment of the loan in two equal monthly installments commencing January 20, 2006. These shares were issued on October 28, 2005.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

           Also during the quarter ended December 31, 2005, a shareholder advanced $11,000 to the company in return for 110,000 restricted common shares, equivalent to the offer price at the time the advance was made (November 14, 2005). These shares were issued on February 7, 2006.

         During the quarter ended March 31, 2006, the Company issued a total of 1,266,583 restricted common shares to nine individuals and two entities for both expenses and loans made to the Company during the March 31, 2006 quarter, as well as for services, loans and a small acquisition made/received in previous quarters. Of the total shares issued, 500,000 were issued at $.10 per share for conversion of loans of $50,000 made during the current quarter; 469,083 shares were issued from $.10 to $.15 per share for loans of $62,875 received by the Company in prior periods; 277,500 shares were issued from $.0775 to $.10 per shares to pay fees and expenses valued at $23,356 which were incurred during the quarter; and 20,000 shares were issued for an acquisition of 10% of Jamoakie Productions agreed in May, 2005.

         During the quarter ended June 30, 2006, the Company issued a total of 3,024,972 restricted common shares as follows: 2,500,000 shares to one shareholder and 160,000 shares to a second shareholder for conversion of accrued expenses at $ .10 per share; 79,972 shares for conversion of an outstanding debt of $7,972, 50,000 shares and 10,000 shares for conversion of a $5,000 and a $1,000 loan received by the company during the quarter from two individuals, 25,000 shares for a previous loan of $2,000 as well as a new advance of $500 from the same individual, and 200,000 shares to a consultant for IR services to be provided. During the quarter, a net total of 150,000 shares were returned to the treasury and cancelled.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - COMMITMENTS (continued)

         On March 30, 2005, the Company entered into a two-year agreement with Mr. Herky Williams, an officer, director and shareholder of the Company, whereby the Company will pay Mr. Williams $5,000 per month ($60,000 per year) in exchange for part-time services related to the music product development of the Company. The annual pay will be increased to $120,000 if and when Mr. Williams services are deemed to be full-time. The annual salary is retroactive to January 1, 2005. The agreement lapsed after three months and Mr. Williams received 15,000 S-8 shares as compensation.

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

         On March 11, 2004, the Company granted its attorney an option to purchase 20,000 shares of its common stock at an exercise price of $1.00 for an exercise period of two years. As a result of the grant, $20,000 was recorded as compensation expense. The options expired unexercised.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of June 30, 2006 and 2005:

                                                                      June 30,
                                                            2006                   2005
                                                      -----------------     ------------------
Options Outstanding, Beginning of year                        1,120,000                 20,000
         Granted                                                      -              2,500,000
         Expired                                             1,120,000*             (1,400,000)
         Exercised                                                    -                      -
                                                      -----------------     ------------------
Options Outstanding, End of year                                      -              1,120,000
                                                      =================     ==================

Exercise price for options outstanding, end of period $                    -   $0.40 -$1.00
                                                      =================     ==================

*1,100,000 were cancelled for non-performance on November 9, 2005.

NOTE 10 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owes $37,411, which has been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At June 30, 2006 and 2005, the total amount due was $32,411.

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement on April 7, 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. Appropriate adjustments have been made to the June 30, 2006 financial statements with regards to this issue.

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

                        STEREO VISION ENTERTAINMENT, INC.

Dated: October 30, 2006                     By  /S/     John Honour
                                            -----------------------
                                            C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of October 30, 2006.

Signatures & Title

/S/     John Honour
------------------------------
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)


/S/ Tom Noonan
------------------------------
Tom Noonan
Vice Chairman


/S/ Herky Williams
------------------------------
Herky Williams
Secretary-Treasurer/Director

/S/    John C. Bodziak
------------------------------
John C. Bodziak
Director