Form 10QSB
period 2006-09-30
STEREO VISION ENTERTAINMENT INC
filed 2006-11-14
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 15,470,092 as of September 30, 2006


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
ASSETS:                                                                        September 30,          June 30,
                                                                                    2006                2006
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $                -  $                -
   Prepaid Expenses                                                                           -                   -
                                                                             ------------------  ------------------
       Total Current Assets                                                                   -                   -
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (13,745)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -                   -
                                                                             ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                                                                11,893              11,893
                                                                             ------------------  ------------------

Total Assets                                                                 $           11,893  $           11,893
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                               (Unaudited)
                                                                               September 30,          June 30,
                                                                                    2006                2006
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Accounts Payable                                                          $          272,545  $          309,958
   Accrued Expenses                                                                     765,559             787,266
   Bank Overdraft                                                                         1,083               1,815
   Payable to SAG for Route 66                                                           71,493              71,493
   Lawsuit Payable                                                                       32,411              32,411
   Notes Payable                                                                         42,690                   -
   Loans from Shareholders                                                              191,736             194,108
                                                                             ------------------  ------------------
      Total Current Liabilities                                                       1,377,517           1,397,051
                                                                             ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 15,470,092 at September 30, 2006
      and 15,245,076 at June 30, 2006                                                    15,470              15,245
  Common Stock to be Issued, 222,583 shares at
      September 30, 2006 and 156,000 shares at June 30, 2006                                223                 156
  Additional Paid in Capital                                                         13,799,758          13,776,725
  Deficit Accumulated During the Development Stage                                  (15,181,075)        (15,177,284)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                      (1,365,624)         (1,385,158)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           11,893  $           11,893
                                                                             ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                  Cumulative
                                                                                                 Since May 5,
                                                                 (Unaudited)                          1999
                                                            For the Three Months Ended            Inception of
                                                                   September 30,                  Development
                                                       --------------------------------------
                                                              2006                2005               Stage
                                                       ------------------  ------------------  -----------------
Revenues                                               $                -  $                -  $               -
                                                       ------------------  ------------------  -----------------

Expenses
Research & Development                                                  -                   -            293,000
General & Administrative                                           21,068              33,057          8,413,472
Salaries & Consulting                                              51,875             153,686          5,197,803
Advertising & Promotion                                                 -                   -            418,423
Loss on Investment                                                      -                   -            558,191
Lawsuit Settlement                                                      -                   -            104,911
                                                       ------------------  ------------------  -----------------
Operating Loss                                                    (72,943)           (186,743)       (14,985,800)
                                                       ------------------  ------------------  -----------------

Other income (expense):
   Interest                                                        (2,555)             (5,742)          (442,436)
   Investment Fee                                                       -                   -            (75,000)
   Loss on Sale of Assets                                               -                   -            (15,883)
   Write off of Note Receivable                                         -                   -           (191,701)
   Gain on Forgiveness of Debt                                          -                   -             48,516
   Gain (Loss) on Available for
          Sale Securities                                               -                   -            412,772
                                                       ------------------  ------------------  -----------------
Total Other Income (expense)                                       (2,555)             (5,742)          (263,732)
                                                       ------------------  ------------------  -----------------

       Net Loss Before Taxes                                      (75,498)           (192,485)       (15,249,532)
Income Tax Expense                                                      -                   -             (3,250)
                                                       ------------------  ------------------  -----------------

       Net Loss before extraordinary items                        (75,498)           (192,485)       (15,252,782)

Extraordinary item - legal settlement                              71,707                   -             71,707
                                                       ------------------  ------------------  -----------------

       Net Loss                                        $           (3,791) $         (192,485) $     (15,181,075)
                                                       ==================  ==================  =================

Loss per Common Share
     Income before extraordinary item                  $                -  $           (0.02)
     Extraordinary item                                                 -                   -
                                                       ------------------  ------------------
     Loss per shares                                   $                -  $           (0.02)
                                                       ==================  ==================

Weighted Average                                               15,430,402          10,821,855
                                                       ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                       (Unaudited)                      1999
                                                               For the Three Months Ended           Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $         (3,791) $         (192,485) $      (15,181,075)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                                  -                   -           6,322,985
   Stock Issued for Payment of Accounts Payable                           -                   -              45,000
   Stock to be Issued for Accrued Expenses                                -                   -             281,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332
   Extraordinary item                                               (71,707)                  -             (71,707)

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
    Prepaid Expense & Other Receivable                                    -              10,000                   -
   Accounts Payable                                                   4,587               7,318             297,115
   Accrued Expenses                                                  52,555             155,742             839,821
   Lawsuit Payable                                                        -                   -              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                             (18,356)            (19,425)         (3,498,437)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment                                                 -                   -              (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             597,253
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                     (Unaudited)                         1999
                                                              For the Three Months Ended            Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $         (4,237) $           16,897  $        1,929,790
Proceeds from issuance of common stock                               23,325                   -             906,311
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                         (732)                859               1,083
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                            18,356              17,756           2,901,184
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                           -              (1,669)                  -
Cash at Beginning of Period                                               -               1,669                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $              -  $                -  $                -
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                          -              39,000           1,629,108


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

         The unaudited financial statements as of September 30, 2006 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,181,075 for the period from May 5, 1999 (inception) to September 30, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. In the past, shareholders of the Company have met the Company's minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of September 30, 2006 is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 2-D and 3-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the production of music albums

Cash and Cash Equivalents

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

Advertising Costs

         Advertising costs are expensed as incurred. For the three months ended September 30, 2006 and 2005, advertising expense was $0 and $0, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year. The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2006 and 2005 and are thus not considered. At September 30, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 0 and 1,120,000, respectively.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

NOTE 2 - INCOME TAXES

         As of September 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,177,284 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500. For the three months ended September 30, 2006 and 2005, rent expense was $7,500 and $13,230, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of September 30, 2006 and June 30, 2006, the company owes $191,736 and $194,108 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

NOTE 6 - NOTES PAYABLE

         On August 1, 2006, the Company converted $42,000 in accounts payable into a note payable. The note is due on demand and carries an interest rate of 10% per annum. At September 30, 2006, the Company owes $42,690 on this note.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

         During the quarter ended September 30, 2006, the Company sold 291,583 restricted common shares to four individuals for a total of $23,325 at a price of $.08 per share. The Company issued 225,000 of those shares during the quarter.

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

NOTE 9 - COMMITMENTS (continued)

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

NOTE 10 - STOCK OPTIONS

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of September 30, 2006 and 2005:

                                                                                  September 30,
                                                                           2006                   2005
                                                                     -----------------     ------------------
Options Outstanding, Beginning of period                                             -              1,120,000
         Granted                                                                     -                      -
         Expired                                                                     -                      -
         Exercised                                                                   -                      -
                                                                     -----------------     ------------------
Options Outstanding, End of period                                                   -             1,120,000*
                                                                     =================     ==================

Exercise price for options outstanding, end of period                $               -        $0.40 -$1.00
                                                                     =================     ==================

*1,100,000 were cancelled for non-performance on November 9, 2005.
   20,000 expired in March 2006 unexercised.

NOTE 11 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At September 30, 2006 and June 30, 2006, the total amount due was $32,411.

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement in April 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. During the quarter ended September 30, 2006, $71,707 in accrued salary to Robbins that had been previously expensed was reversed and reported as extraordinary income for the three months ended September 30, 2006.

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

         RESULTS OF OPERATIONS - There were no revenues from sales for the three months ended September 30, 2006 and 2005. SVEI has sustained a net loss of approximately $3,791 for the three months ended September 30, 2006. Included in the net loss was $71,707 in extraordinary income resulting from a legal settlement. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended September 30, 2006, the Company received approximately $23,000 from related party loans and a sale of stock. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of September 30, 2006, there were no changes in the Company's internal controls over financial reporting for the quarter ended September 30, 2006, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At September 30, 2006 and June 30, 2006, the total amount due was $32,411.

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement in April 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. During the quarter ended September 30, 2006, $71,707 in accrued salary to Robbins that had been previously expensed was reversed and reported as extraordinary income for the three months ended September 30, 2006.

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


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: November 14, 2006           By  /S/     John Honour
                                   ------------------------
                                   John Honour
                                   C.E.O., President, Director
                                   (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)