Form 10QSB
period 2006-12-31
STEREO VISION ENTERTAINMENT INC
filed 2007-02-15
CIK 1099814

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended: December 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ To _________

              Commission file number    000-28553

                STEREO VISION ENTERTAINMENT, INC.
                _________________________________
(Exact name of small business issuer as specified in its charter)

              NEVADA                     95-4786792
_______________________________        __________________
(State or other jurisdiction of       (I.R.S. Employer
Incorporation or organization)        Identification No.)


         15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406
        __________________________________________________
             (Address of principal executive offices)

                          (310) 205-7998
                    __________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    16,351,192 as of December
31, 2006

Transitional Small Business Disclosure Format (check one).
Yes [ ] ;  No   [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                              PART I

Item 1.  Financial Statements

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                  (Unaudited)
ASSETS:                                           December 31,    June 30,
                                                      2006         2006
                                                  ------------- -------------
Current Assets:
  Cash                                            $        708  $          -
  Prepaid Expenses                                           -             -
                                                  ------------- -------------
    Total Current Assets                                   708             -
                                                  ------------- -------------
Fixed Assets:
  Office Equipment                                      13,745        13,745
  Less Accumulated Depreciation                        (13,745)      (13,745)
                                                  ------------- -------------
    Net Fixed Assets                                         -             -
                                                  ------------- -------------
Intangible and Other Non-Current Assets:
  Investment in JamOakie                                11,893        11,893
                                                  ------------- -------------
Total Assets                                      $     12,601  $     11,893
                                                  ============= =============

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
                           (Continued)

                                                   (Unaudited)
                                                   December 31,    June 30,
                                                       2006         2006
                                                  ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                               $    258,377  $    309,958
   Accrued Expenses                                    815,559       787,266
   Bank Overdraft                                            -         1,815
   Payable to SAG for Route 66                          71,493        71,493
   Lawsuit Payable                                      32,411        32,411
   Loans from Shareholders                             213,676       194,108
                                                  ------------- -------------
      Total Current Liabilities                      1,391,516     1,397,051
                                                  ------------- -------------
Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 16,351,192 at December 31, 2006
    and 15,245,076 at June 30, 2006                     16,351        15,245
  Common Stock to be Issued, 56,000 shares at
    December 31, 2006 and 156,000 shares
    at June 30, 2006                                        56           156
  Additional Paid in Capital                        13,866,944    13,776,725
  Deficit Accumulated During the Development Stage (15,262,266)  (15,177,284)
                                                  ------------- -------------
     Total Stockholders' Equity                     (1,378,915)   (1,385,158)
                                                  ------------- -------------
     Total Liabilities and Stockholders' Equity   $     12,601  $     11,893
                                                  ============= =============




The accompanying notes are an integral part of these financial statements.



                      STEREO VISION ENTERTAINMENT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                         (Unaudited)               (Unaudited)         Since May 5,
                                           For the                   For the           1999
                                       Three Months Ended        Six Months Ended      Inception of
                                          December 31               December 31        Development
                                        2006       2005          2006        2005      Stage
                                   ------------ ------------ ------------ ------------ --------------
Revenues                           $         -  $         -  $         -  $         -  $           -
                                   ------------ ------------ ------------ ------------ --------------
Expenses
 Research & Development                      -            -            -            -        293,000
 General & Administrative               30,010       24,004       51,078       57,061      8,443,482
 Salaries & Consulting                  50,000       18,774      101,875      172,460      5,247,803
 Advertising & Promotion                     -            -            -            -        418,423
 Loss on Investment                          -            -            -            -        558,191
 Lawsuit Settlement                          -            -            -            -        104,911
                                   ------------ ------------ ------------ ------------ --------------
 Operating Loss                        (80,010)     (42,778)    (152,953)    (229,521)   (15,065,810)
                                   ------------ ------------ ------------ ------------ --------------

Other income (expense):
 Interest                               (1,181)      (6,039)     (3,736)      (11,781)      (443,617)
 Investment Fee                              -            -           -             -        (75,000)
 Loss on Sale of Assets                      -            -           -             -        (15,883)
 Write off of Note Receivable                -            -           -             -       (191,701)
 Gain on Forgiveness of Debt                 -            -           -             -         48,516
  Gain (Loss) on Available for
   Sale Securities                           -            -            -            -        412,772
                                   ------------ ------------ ------------ ------------ --------------
Total Other Income (expense)            (1,181)      (6,039)      (3,736)     (11,781)      (264,913)
                                   ------------ ------------ ------------ ------------ --------------

  Net Loss Before Taxes                (81,191)     (48,817)    (156,689)    (241,302)   (15,330,723)
Income Tax Expense                           -            -            -            -         (3,250)
                                   ------------ ------------ ------------ ------------ --------------

  Net Loss before extraordinary items  (81,191)     (48,817)    (156,689)    (241,302)   (15,333,973)

Extraordinary item - legal settlement        -            -       71,707            -         71,707
                                   ------------ ------------ ------------ ------------ --------------

  Net Loss                         $   (81,191) $   (48,817) $   (84,982) $  (241,302) $ (15,262,266)
                                   ============ ============ ============ ============ ==============
Loss per Common Share
  Income before extraordinary item $     (0.01) $         -  $     (0.01) $     (0.02)
Extraordinary item                         -            -            -            -
                                   ------------ ------------ ------------ ------------
  Loss per shares                  $     (0.01) $         -  $     (0.01) $     (0.02)
                                   ============ ============ ============ ============

Weighted Average                    15,998,819   10,821,855   15,713,516   10,821,855
                                   ============ ============ ============ ============



 The accompanying notes are an integral part of these financial statements.



                      STEREO VISION ENTERTAINMENT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                                                                       Cumulative
                                                                                       Since May 5,
                                                                 (Unaudited)           1999
                                                            For the Six Months Ended   Inception of
                                                                   December 31,        Development
                                                                2006         2005      Stage
                                                           ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   $    (84,982) $   (241,302) $(15,262,266)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                      -             -     3,536,428
   Issuance of Common Stock for Expenses                          5,000             -     6,327,985
   Stock Issued for Payment of Accounts Payable                   5,500             -        50,500
   Stock to be Issued for Accrued Expenses                            -             -       281,666
   Compensation Expense from Stock Options                            -             -       487,500
   Realized gain on trading investments                               -             -      (412,773)
   Loss on sale of assets                                             -             -        15,883
   Loss on Investment Written Off                                     -             -       557,008
   Gain on Forgiveness of Debt                                        -             -       (48,516)
   Cash acquired in merger                                            -             -           332
   Extraordinary item                                           (71,707)            -       (71,707)

Change in operating assets and liabilities:
   Investment in films, manuscripts, recordings
     and similar property                                             -             -      (272,008)
   Prepaid Expense & Other Receivable                                 -        10,000             -
   Accounts Payable                                              (9,581)        3,914       282,947
   Accrued Expenses                                             103,736       166,667       891,002
   Lawsuit Payable                                                    -             -        32,411
   Payable to SAG for Route 66                                        -             -        71,493
                                                           ------------- ------------- -------------
  Net Cash Used in operating activities                         (52,034)      (60,721)   (3,532,115)
                                                           ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment                                             -             -        (5,892)
   Purchase of equipment                                              -             -       (13,745)
   Proceeds from sale of assets                                       -             -        51,117
   Proceeds from sale of investments                                  -             -       565,773
                                                           ------------- ------------- -------------
  Net cash provided (used) in investing activities                    -             -       597,253
                                                           ------------- ------------- -------------


                                      5


                      STEREO VISION ENTERTAINMENT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                 (Continued)


                                                                                       Cumulative
                                                                                       Since May 5,
                                                                 (Unaudited)           1999
                                                            For the Six Months Ended   Inception of
                                                                   December 31,        Development
                                                                2006         2005      Stage
                                                           ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from loans from shareholders                $     22,832  $     55,937  $  1,956,859
  Proceeds from issuance of common stock                         31,725             -       914,711
  Proceeds from issuance of short-term notes                          -             -        64,000
  Bank Overdraft                                                 (1,815)        3,115             -
                                                           ------------- ------------- -------------
  Net Cash Provided by Financing Activities                      52,742        59,052     2,935,570
                                                           ------------- ------------- -------------
Net (Decrease) Increase in Cash                                     708        (1,669)          708
Cash at Beginning of Period                                           -         1,669             -
                                                           ------------- ------------- -------------
Cash at End of Period                                      $        708  $          -  $        708
                                                           ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                 $          -  $          -  $     43,799
  Income taxes                                             $          -  $          -  $          -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
  Wilfield Entertainment                                   $          -  $          -  $    220,000
Common Stock Issued for Investment in
  Mad Dogs & Oakies Project                                           -             -         3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                       -             -        12,000
Notes Payable Converted to Stock                                 49,000        39,000     1,678,108



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

     The unaudited financial statements as of December 31, 2006 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
---------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,262,266 for the period from May 5, 1999 (inception) to December 31, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. In the past, shareholders of the Company have met the Company's minimal operating expenses.

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

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation
--------------------------------------

     The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of December 31, 2006 is in the development stage, and has not commenced planned principal operations.

Nature of Business
------------------

     The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 2-D and 3-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the production of music albums

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

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

Property and Equipment
----------------------

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

Stock Compensation for Non-Employees
------------------------------------

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Advertising Costs
-----------------

     Advertising costs are expensed as incurred. For the six months ended December 31, 2006 and 2005, advertising expense was $0 and $0, respectively.

Concentration of Credit Risk
----------------------------

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

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share
--------------

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year. The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2006 and 2005 and are thus not considered. At December 31, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 0 and 20,000, respectively.

Reclassification
----------------

     Certain reclassifications have been made in the 2005 financial statements to conform with the 2006 presentation.

NOTE 2 - INCOME TAXES

     As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,262,266 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

     The Company's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500. For the six months ended December 31, 2006 and 2005, rent expense was $15,000 and $15,000, respectively.

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

     As of December 31, 2006 and June 30, 2006, the company owes $213,676 and $194,108 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

NOTE 6 - NOTES PAYABLE

     On August 1, 2006, the Company converted $42,000 in accounts payable into a note payable. The note is due on demand and carries an interest rate of 10% per annum. During the quarter ended December 31, 2006, this note, plus additional accrued expenses of $5,500 was converted into 475,000 shares of common stock, valued at $.10 per shares.

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

     Pursuant to an agreement made with an affiliate company of Mr. Williams (the Secretary-Treasurer and a Director of the Company) called Wilfield Entertainment, the Company issued 16,000 (400,000 pre-split) shares of common stock at a market price of $.55 per share on April 18, 2001 for its participation in the joint venture. The joint venture with Wilfield is for the production of thirteen musical albums. The company will supply the necessary funding for the production of these albums and after capital repayment has occurred, the Company will receive 51% of the profits from the projects. The estimated production costs per album are projected to be $80,000.

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

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (continued)

     During the quarter ended September 30, 2001, the company issued 112,200 (2,805,000 pre-split) shares to the Company's officers and directors for services rendered in their various capacities (J. Honour (1,500,000), H. Williams (600,000), J. Bodziak, R. Urbisci and T. Noonan (100,000 each)) at the market value of the stock on the date of agreed (not actual) issuance of $0.30 to $0.45 per share.

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

     During the quarter ended December 31, 2001, the Company issued 94,825 (2,370,631 pre-slit) shares to twelve different individuals for services at the market value on the date of the agreements, between $0.21 and $0.54 per share. Such services included financial and market advisory as well as project advisory.

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

     During the quarter ended December 31, 2006 the Company issued 881,100 new unregistered shares of its common stock as follows: 575,000 shares in payment for $82,500 of accrued rent for the period February 1, 2004 to October 31, 2006; 119,850 shares for loans of $ 8,400 to the Company during the quarter at an average price of $.07 per share; 70,000 shares for accrued expenses of $7,000 at a price of $.10 per share; 66,250 shares for past loans to the Company in the amount of $5,300 at a price of $.08 per share; and 50,000 shares for legal services valued at $5,000 at a price of $.10 per share.

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

     On July 12, 2004, the Board of Directors granted an option to its former President and CEO, Mr. Lance Robbins, to purchase 2,500,000 unregistered common shares at an exercise price of $0.40 per share that vest one year from the grant date. These options have been cancelled for non-performance.

                STEREO VISION ENTERTAINMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 10 - STOCK OPTIONS (continued)

     The following table sets forth the options and warrants outstanding as of December 31, 2006 and 2005:

                                                         December 31,
                                                     2006          2005
                                                 ------------- -------------
Options Outstanding, Beginning of period                    -     1,120,000
   Granted                                                  -             -
   Expired                                                  -    (1,100,000)
   Exercised                                                -             -
                                                 ------------- -------------
Options Outstanding, End of period                          -        20,000*
                                                 ============= =============
Exercise price for options outstanding,
  end of period                                  $          -  $0.40 -$1.00
                                                 ============= =============
*  1,100,000 were cancelled for non-performance on November 9, 2005.
   20,000 expired in March 2006 unexercised.


NOTE 11 - LEGAL PROCEEDINGS

     In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At December 31, 2006 and June 30, 2006, the total amount due was $32,411.

     The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement in April 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. During the quarter ended September 30, 2006, $71,707 in accrued salary to Robbins that had been previously expensed was reversed and reported as extraordinary income for the six months ended December 31, 2006.

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

     SVEI intends to pursue opportunities in four product segments of the entertainment industry:

       Direct to DVD 2-D and 3-D films
       Feature length 2-D and 3-D films for theatrical release
       Pilots for television series
       Music production

     StereoVision intends to be the only company in Hollywood focused on developing a library of films using 3-D technology. The company intends to develop four new scripts for theatrical release and direct to DVD movies each year and will concentrate on the most popular genres including horror, action/adventure, sci-fi CGI effect movies, comedies and family films.

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

Results of Operations - There were no revenues from sales for the three months ended December 31, 2006 and 2005. SVEI has sustained a net loss of approximately $81,191 for the three months ended December 31, 2006. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately an additional $4,000,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

     The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended December 31, 2006, the Company received approximately $37,000 from related party loans and a sale of stock. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

     (b) Changes in Internal Controls

     Based on this evaluation as of December 31, 2006, there were no changes in the Company's internal controls over financial reporting for the quarter ended December 31, 2006, or in any other areas that could significantly
affect  the Company's  internal  controls   subsequent  to  the  date  of  his
most  recent evaluation,   including  any  corrective  actions  with  regard
to  significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At December 31, 2006 and June 30, 2006, the total amount due was $32,411.

Item 2.  Changes in Securities

     During the quarter ended December 31, 2006 the Company issued 881,100 new unregistered shares of its common stock as follows: 575,000 shares in payment for $82,500 of accrued rent for the period February 1, 2004 to October 31, 2006; 119,850 shares for loans of $ 8,400 to the Company during the quarter at an average price of $.07 per share; 70,000 shares for accrued expenses of $7,000 at a price of $.10 per share; 66,250 shares for past loans to the Company in the amount of $5,300 at a price of $.08 per share; and 50,000 shares for legal services valued at $5,000 at a price of $.10 per share.

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


                               STEREO VISION ENTERTAINMENT, INC.
                              (Registrant)

Dated: February 14, 2007       By  /S/  John Honour
                                   -----------------------------------------
                                   John Honour
                                   C.E.O., President, Director
                                  (Principal Executive and Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/  John Honour
--------------------------------
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)