Form 10QSB
period 2007-03-31
STEREO VISION ENTERTAINMENT INC
filed 2007-05-14
CIK 1099814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ To _____

                        Commission file number 000-28553

                        STEREO VISION ENTERTAINMENT, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                  95-4786792
-------------------------------            -------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 19,351,192 as of March 31, 2007

      Transitional Small Business Disclosure Format (check one). Yes []; No [X]


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                             (Unaudited)
ASSETS:                                       March 31,           June 30,
-------
                                                 2007               2006
                                           -----------------  -----------------
Current Assets:
   Cash                                    $          14,367  $               -
                                           -----------------  -----------------
       Total Current Assets                           14,367                  -
                                           -----------------  -----------------

Fixed Assets:
   Office Equipment                                   13,745             13,745
   Less Accumulated Depreciation                     (13,745)           (13,745)
                                           -----------------  -----------------
       Net Fixed Assets                                    -                  -
                                           -----------------  -----------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                             11,893             11,893
                                           -----------------  -----------------

Total Assets                               $          26,260  $          11,893
                                           =================  =================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                           (Unaudited)
                                                             March 31,          June 30,
                                                               2007                2006
                                                        ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                     $          258,377  $          309,958
   Accrued Expenses                                                210,272             787,266
   Bank Overdraft                                                        -               1,815
   Payable to SAG for Route 66                                      71,493              71,493
   Lawsuit Payable                                                  32,411              32,411
   Loans from Shareholders                                         193,727             194,108
                                                        ------------------  ------------------
      Total Current Liabilities                                    766,280           1,397,051
                                                        ------------------  ------------------


Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 19,351,192 at March 31, 2007
      and 15,245,076 at June 30, 2006                               19,351              15,245
  Common Stock to be Issued, 56,000 shares at
      March 31, 2007 and 156,000 shares at June 30, 2006                56                 156
  Additional Paid in Capital                                    14,550,484          13,776,725
  Deficit Accumulated During the Development Stage             (15,309,911)        (15,177,284)
                                                        ------------------  ------------------
     Total Stockholders' Equity                                   (740,020)         (1,385,158)
                                                        ------------------  ------------------

     Total Liabilities and Stockholders' Equity         $           26,260  $           11,893
                                                        ==================  ==================












   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                        Cumulative
                                                                                                                       Since May 5,
                                                   (Unaudited)                        (Unaudited)                       1999
                                            For the Three Months Ended           For the Nine Months Ended            Inception of
                                                    March 31,                            March 31,                  Development
                                             2007               2006               2007              2006              Stage
                                          --------------  ----------------- ------------------ ----------------- ------------------
Revenues                                  $            -  $               - $                - $               - $                -
                                          --------------  ----------------- ------------------ ----------------- ------------------

Expenses
Research & Development                                 -                  -                  -                 -            293,000
General & Administrative                          38,260             45,954             89,338           103,016          8,481,742
Salaries & Consulting                             50,000             51,675            151,875           224,135          5,297,803
Advertising & Promotion                                -                  -                  -                 -            418,423
Loss on Investment                                     -                  -                  -                 -            558,191
Lawsuit Settlement                                     -                  -                  -                 -            104,911
                                          --------------  ----------------- ------------------ ----------------- ------------------
Operating Loss                                   (88,260)           (97,629)          (241,213)         (327,151)       (15,154,070)
                                          --------------  ----------------- ------------------ ----------------- ------------------

Other income (expense):
   Interest                                       (2,132)            (5,832)            (5,868)          (17,613)          (445,749)
   Investment Fee                                      -                  -                  -                 -            (75,000)
   Loss on Sale of Assets                              -                  -                  -                 -            (15,883)
   Write off of Note Receivable                        -                  -                  -                 -           (191,701)
   Gain on Forgiveness of Debt                         -                  -                  -                 -             48,516
   Gain (Loss) on Available for
          Sale Securities                              -                  -                  -                 -            412,772
                                          --------------  ----------------- ------------------ ----------------- ------------------
Total Other Income (expense)                      (2,132)            (5,832)            (5,868)          (17,613)          (267,045)
                                          --------------  ----------------- ------------------ ----------------- ------------------

       Net Loss Before Taxes                     (90,392)          (103,461)          (247,081)         (344,764)       (15,421,115)
Income Tax Expense                                     -                  -                  -                 -             (3,250)
                                          --------------  ----------------- ------------------ ----------------- ------------------

       Net Loss before extraordinary items       (90,392)          (103,461)          (247,081)         (344,764)       (15,424,365)

Extraordinary item - legal settlement             42,747                  -            114,454                 -            114,454
                                          --------------  ----------------- ------------------ ----------------- ------------------

       Net Loss                           $      (47,645) $        (103,461) $        (132,627) $       (344,764) $     (15,309,911)
                                          ==============  ================= ================== ================= ==================

Loss per Common Share
     Income before extraordinary item     $        (0.01) $          (0.01) $           (0.02) $          (0.03)
     Extraordinary item                             0.01                  -              0.01                 -
                                          --------------  ----------------- ------------------ -----------------
     Loss per shares                      $            -  $          (0.01) $           (0.01) $          (0.03)
                                          ==============  ================= ================== =================

Weighted Average                              17,851,192         11,367,897         16,373,126        11,003,869
                                          ==============  ================= ================== =================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                       (Unaudited)                      1999
                                                                 For the Nine Months Ended          Inception of
                                                                        March 31,                   Development
                                                                 2007               2006               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $       (132,627) $         (344,764) $      (15,309,911)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                             15,000              22,500           6,337,985
   Stock Issued for Payment of Accounts Payable                       5,500                   -              50,500
   Stock Issued for Accrued Expenses                                200,000                   -             481,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332
   Extraordinary item                                              (114,454)                  -            (114,454)

Change in operating assets and liabilities:

    Prepaid Expense & Other Receivable                                    -              10,000                   -
   Accounts Payable                                                  (9,581)              4,914             282,947
   Accrued Expenses                                                 (36,632)            216,667             750,634
   Lawsuit Payable                                                        -                   -              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                             (72,794)            (90,683)         (3,280,867)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in films, manuscripts, recordings
      and similar property                                                -                   -            (272,008)
   Purchase of investment                                                 -                   -              (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                          -                   -             325,245
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                      (Unaudited)                       1999
                                                               For the Nine Months Ended            Inception of
                                                                        March 31,                   Development
                                                                 2007               2006               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans from shareholders                  $         25,751  $           88,244  $        1,959,778
Proceeds from issuance of common stock                               63,225                   -             946,211
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                       (1,815)                770                   -
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                            87,161              89,014           2,969,989
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                      14,367              (1,669)             14,367
Cash at Beginning of Period                                               -               1,669                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $         14,367  $                -  $           14,367
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $              -  $                -  $          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                                     81,500              84,875           1,710,608


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

         The unaudited financial statements as of March 31, 2007 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,309,911 for the period from May 5, 1999 (inception) to March 31, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. In the past, shareholders of the Company have met the Company's minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. The Company as of March 31, 2007 is in the development stage, and has not commenced planned principal operations.

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

Advertising Costs

         Advertising costs are expensed as incurred. For the nine months ended March 31, 2007 and 2006, advertising expense was $0 and $0, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year. The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2007 and 2006 and are thus not considered. At March 31, 2007 and 2006, there were no outstanding common stock equivalents.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2006  financial statements to conform with the 2007 presentation.

NOTE 2 - INCOME TAXES

         As of March 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,309,911 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

         The Company's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500. For the nine months ended March 31, 2007 and 2006, rent expense was $28,500 and $11,141, respectively.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of March 31, 2007 and June 30, 2006, the company owes $193,727 and $194,108 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

NOTE 6 - NOTES PAYABLE

         On August 1, 2006, the Company converted $42,000 in accounts payable into a note payable. The note is due on demand and carries an interest rate of 10% per annum. During the quarter ended December 31, 2006, this note, plus additional accrued expenses of $5,500 was converted into 475,000 shares of common stock, valued at $.10 per shares.

         During the quarter ended March 31, 2007, the Company borrowed $40,690 from eight individuals. The Company converted $25,000 of that amount to 500,000 shares of common stock at a price of $.05 per share pursuant to an option agreement struck during the period. The Company also converted an additional $6,500 for 75,000 shares at $.0866 per share. The remaining $9,190 will be converted to 125,000 shares at an average price of $.0735 per share.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS (continued)

         During the quarter ended March 31, 2007, the Company issued a total of 3,000,000 new unregistered shares of its common stock as follows: 1,250,000 shares to John Honour which represented a conversion of $125,000 of his accrued salary at $.10 per share; 750,000 shares to Theodore Botts which represented a conversion of $ 75,000 of John Honour's accrued salary at $.10 per share; 500,000 shares which represented exercise of options issued during the quarter to purcahse the shares at $.05 per share; 325,000 shares to three individuals which represented conversion of $32,500 of John Honour's loans to the Company at $.10 per share; 100,000 shares to an individual for film consulting services valued at $10,000; 75,000 shares to an individual for conversion of accrued expenses at $.0866 per share.

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

         At March 31, 2007 and 2006, there were no stock options outstanding.

NOTE 11 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At March 31, 2007 and June 30, 2006, the total amount due was $32,411.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - LEGAL PROCEEDINGS (continued)

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement in April 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. During the nine months ended March 31, 2007, $114,454 in accrued salary to Robbins that had been previously expensed was reversed and reported as extraordinary income for the nine months ended March 31, 2007.

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

         SVEI intends to pursue opportunities in four product segments of the entertainment industry:

         Feature length 3-D and 2-D films for theatrical release Direct to DVD 2-D and 3-D films Pilots for television series Music production

         StereoVision intends to be the only company in Hollywood focused on developing a library of films using 3-D technology. The company intends to develop four to five new scripts for theatrical release and direct to DVD movies each year and will concentrate on the most popular genres including horror, action/adventure, sci-fi CGI effect movies, comedies and family films.

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

         RESULTS OF OPERATIONS - There were no revenues from sales for the three months ended March 31, 2007 and 2006. SVEI has sustained a net loss of approximately $47,645 for the three months ended March 31, 2007. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately an additional $5,000,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of March 31, 2007, there were no changes in the Company's internal controls over financial reporting for the quarter ended March 31, 2007, or in any other areas that could significantly affect the
Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. DUNCAN MACPHEARSON VS. STEREO VISION ENTERTAINMENT, ET. AL., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At March 31, 2007 and June 30, 2006, the total amount due was $32,411.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2007, the Company issued a total of 3,000,000 new unregistered shares of its common stock as follows: 1,250,000 shares to John Honour which represented a conversion of $125,000 of his accrued salary at $.10 per share; 750,000 shares to Theodore Botts which represented a conversion of $ 75,000 of John Honour's accrued salary at $.10 per share; 500,000 shares which represented exercise of options issued during the quarter to purcahse the shares at $.05 per share; 325,000 shares to three individuals which represented conversion of $32,500 of John Honour's loans to the Company at $.10 per share; 100,000 shares to an individual for film consulting services valued at $10,000; 75,000 shares to an individual for conversion of accrued expenses at $.0866 per share.

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


                        STEREO VISION ENTERTAINMENT, INC.
                                  (Registrant)

Dated: May 14, 2007               By  /S/     John Honour
                                      ------------------------
                                      John Honour
                                      C.E.O., President, Director
                                     (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title


/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive and Financial Officer)