Form 10KSB
period 2007-06-30
STEREO VISION ENTERTAINMENT INC
filed 2007-09-27
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2007
                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ________To________



                        Commission file number 000-28553

                        STEREOVISION ENTERTAINMENT, INC.
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

         As of September 24, 2007, there were 21,370,154 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $7,265,852 computed at the average bid and asked price as of September 24, 2007.

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


     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                                     PART I

ITEM 1.   DESCRIPTION OF
BUSINESS

General

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 3-D and 2-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the licensing of video game rights.

         The Company's common stock is traded on the NASDAQ OTC Bulletin Board market under the symbol: SVSN.

History

         StereoVision Entertainment, Inc. ("SVEI") was originally incorporated in the State of Arizona as Arizona Tax Pros & Insurance Wholesalers, Inc., on December14, 1993. Arizona Tax Pros & Insurance Wholesalers, Inc., changed its name to Kestrel Equity Corporation ("Kestrel") on September 30, 1997. On July 20, 1999, Kestrel entered into an Acquisition Agreement and Plan of Reverse Merger with StereoVision Entertainment, Inc., a privately held Nevada corporation ("StereoVision") (the "Merger"). Pursuant to the Merger, which was consummated on December 30, 1999, StereoVision was merged with and into "Kestrel". Each share of StereoVision common stock outstanding was exchanged for 120 shares of Kestrel's common stock, $.001 par value (the "Common Stock").

         On January 31, 2000, "Kestrel" changed its state of incorporation from Arizona to Nevada, and also changed its name to StereoVision Entertainment, Inc.

         Since the time of its inception until the effective date of the Merger, Kestrel Equity Corporation was a development stage company with no active business operations and no revenues. As such, Kestrel was considered a "shell" corporation with a principal purpose of locating and consummating a merger or acquisition with a private entity. Beginning in August 1999, the business activities of Kestrel, prior to the Merger, encompassed administrative and organizational matters and identifying additional acquisition opportunities for operating companies and intellectual property assets in the global multi-media industries. Upon the consummation of the Merger, Kestrel acquired all of the assets of StereoVision with the intent of continuing StereoVision's business and expanding into new areas of the entertainment industry. StereoVision was incorporated in the State of Nevada on May 5, 1999 for purposes of acquiring multi-media/entertainment industry assets and pursuing merger opportunities with an existing publicly traded company. Mr. Kallett, an officer and director of

Kestrel Equity Corporation, and Mr. Honour, a principal shareholder of Kestrel, both owned common stock in StereoVision representing an aggregate of 51% of the issued and outstanding capital stock of StereoVision. The operations and management of the merged companies (SVEI) were then integrated following the replacement of StereoVision's sole officer and director with the then sole officer and director of Kestrel.

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

         The executive offices of the Company are located at 15452 Cabrito Road., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

         The Company has incurred net losses of approximately $44,000 and $487,000 for the fiscal years ended June 30, 2007 and 2006. Such operating losses reflect developmental and other start-up activities for 2007 and 2006. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         SVEI anticipates generating operating revenues during its next fiscal year as it becomes operational and begins production of 3-D films and associated entertainment offerings.. "SVEI" management acknowledges that during its next fiscal year there is no assurance that "SVEI" will transition itself from a development stage company to an operational one and SVEI's continued operations will be dependent upon additional shareholder loans and/or proceeds from "SVEI" debt/equity offerings. There currently are no agreements in place for future shareholder loans and management has no assurances as to any market acceptance of any future SVEI debt/equity offerings.

BUSINESS  OVERVIEW

         Management believes that StereoVision's principal expertise lies in the content production segment of the multi-media entertainment industry. The Company's main line of business will be to provide original 3-D and 2-D programming including low cost productions for theatrical release and direct to DVD. Pay-per-view films, television/cable films, and other entertainment related projects, including merchandising 3-D technology and items related to specific creative content will also be targeted. Unique self-developed projects will initially focus on low budget films (below $ 12,000,000 production cost).

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

BUSINESS EXPANSION; CAPITAL GROWTH

         StereoVision intends to position itself to evolve into a vertically integrated, diversified multimedia entertainment company with an initial concentration on low to medium budget 3-D and 2-D films. StereoVision intends to finance its business expansion initially through borrowings to finance its films and subsequently the sale of equity securities. The Company can give no assurance that any attempt to borrow funds or offer its equity securities for sale will be successful. If the Company is unable to successfully raise debt and/or equity financing its ability to fund its business plan would be significantly limited.

         The ability of StereoVision to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment content and ancillary products for traditional real-world distribution channels including, but not limited to, retailers, television, theatres and home markets and newly emerging distribution channels such as the Internet.

         StereoVision intends to produce and develop 3-D and 2-D films and DVD/videos in all genres for its library, as well as acquire additional film assets. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, it will be subject to substantial financial risks relating to content. StereoVision expects that it will typically be required to pay for the production of film content during the production period prior to release and will most likely be able to recoup these costs and make profits from revenues from ticket sales within to 18 to 24 months following release. The company will, however, always seek to arrange presales to both foreign and domestic buyers such as studios, distribution companies, cable networks, equity partners etc.

         StereoVision anticipates generating revenues from several sources, including production and distribution of new and existing independent 3-D and 2-D feature films, TV movies and direct to DVD/video films and licensing of video game rights. The company will also license the rights to its products for ancillary markets where appropriate.

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

COMPETITION

         SVEI competes with a large array of diverse global media conglomerates, startup "entertainment, information and commerce" companies, as well as with a number of smaller, independent production companies. SVEI's current and potential competitors include:

     o Fox, Disney, Warner Bros., Universal, Lions Gate Entertainment and others
     o    Globcast, Vyvx and COMSAT World Systems

            A portion of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures to be produced by the Company. Most of SVEI's competitors have operating histories, larger customer bases and significantly greater financial, marketing and other resources. Certain of SVEI's competitors have the financial resources to devote greater resources to marketing and promotional campaigns and devote substantially more resources to technology development. Increased competition may result in reduced operating margins.

EMPLOYEES

         As of September 24, 2007, SVEI employed four employees. SVEI considers its employee relations to be satisfactory at present.


ITEM 2.   DESCRIPTION OF PROPERTY


         SVEI's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500.

         On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent is $6,000 per month. The first five months rent was paid for by the issunace of 300,000 shares of restricted stock at a value pf $. 10 per share which was issued in the company's third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company.

ITEM 3.   LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. StereoVision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At June 30, 2007 and 2006, the total amount due was $32,411.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2007.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ OTC Bulletin Board market under the symbol "SVSN." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB. The price for the common stock has approximately ranged in price as follows:

Quarter Ended                     High                 Low

 September 30, 2005                  $0.34                 $016
 December 31, 2005                   $0.25                $0.05
 March 31, 2006                      $0.13                $0.09
 June 30, 2006                       $0.13                $0.05
 September 30, 2006                  $0.10               $0..07
 December 31, 2006                   $0.10                $0.05
 March 31, 2007                      $0.28                $0.05
 June 30, 2007                       $0.70                $0.19

         The number of shareholders of record of the Company's Common Stock as of September 26, 2007 was approximately 351.

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

         During the quarter ended June 30, 2007, the Company issued 954,333 restricted common shares as follows: 500,000 shares were issued to an individual for $100,000 in cash at a price of $.20 per share; 125,000 shares were issued to six individuals for conversion of loans to the Company of $9,190 made in the previous quarter at a price of $.07 per share; 123,333 shares were issued to an individual for $40,000 in cash at a price of $.32 per share; 6,000 shares were issued for bookkeeping services at $.10 per share; and 200,000 shares were issued for consulting services at $.10 per share.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations - The following discussion should be read in conjunction with the Company's audited financial statements.

         SVEI intends to pursue opportunities in three product segments of the entertainment industry:

         Feature length 3-D and 2-D films for theatrical release
         Direct to DVD 3-D and 2-D films Licensing of Video Game rights

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

         Results of Operations - There were no revenues from sales for the two years ended June 30, 2007 and 2006. SVEI has sustained a net loss of approximately $44,000 for the year ended June 30, 2007, which was largely attributable to consulting expense from stock issuances to consultants, and from accrued salaries. During the year ended June 30, 2007, the Company also recognized income of $414,122 from forgiveness of debt. From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately up to an additional $12,500,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

         The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2007, the Company received approximately $137,235 from related party loans and $203,225 from the private placement of unregistered shares with individuals. However, there can be no assurances that additional loans will be forthcoming from officers, directors, or shareholders.

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


         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2007, there were no changes in the Company's internal controls over financial reporting for the quarter ended June 30, 2007, or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company's fiscal year ending June 30, 2006. Mr. Thomas Noonan, Vice-Chairman of the Company since August 2000 passed away late last year. Mr. Douglas Schwartz was appointed Chairman of The Board of Directors on June 18 and Mr. Theodore Botts was appointed Chief Financial Officer of the Company on August 1, 2007.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company: as of September 24, 2007:

Name of Director          Age  Current Position            Position Held Since
----------------          ---  ----------------            -------------------
Douglas Schwartz          62   Chairman                    June, 2007
Jack Honour               56   CEO                         June, 2001
Theodore Botts            62   CFO                         August, 2007
Herky Williams            52   Secretary/Treasurer         May, 2000
John C. Bodziak, Jr.      33   Director                    August, 2000

Doug Schwartz, Chairman of the Board

         Mr. Schwartz was elected Chairman of the Board and Chief Creative Officer on June 18, 2007, positions which he has held previously with the Company. He has been an established writer, creator and director for over 25 years. His extensive entertainment background includes being co-creator and executive producer of the world's most watched television series in history. `Baywatch", which was distributed to 145 countries in 23 languages, was viewed by a world wide audience of over one billion people. In addition, Mr. Schwartz has co-created and executive produced eight television series, which added up to hundreds of one hour episodes, and over thirty highly rated and award winning movies for television and theatrical release.

Jack Honour, President and CEO

         Mr. Honour has been the driving force behind the Company's vision and strategy. He founded the Company three years ago in order to capitalize on what he saw as the emerging transition from traditional entertainment to state of the art multimedia entertainment. His diverse career has included starting a number of businesses in Restaurant Management, Real Estate and an Import/Export Trading Company. Since he founded StereoVision Vision Entertainment he has gathered together the management team and Board of Directors necessary to develop the various facets of the business. In addition, Mr. Honour has succeeded in identifying attractive projects for the Company and forging close relationships with key strategic partners.

Theodore P. Botts, Chief Financial Officer

         Mr. Botts was appointed as the Chief Financial officer in August, 2007. He had previously served as a director and CEO. Prior to his appointments, Mr. Botts had served as Senior Financial Advisor to the Company's officers and Board of Directors. With a career on Wall Street that spans more than 30 years, including fourteen years at Goldman Sachs, and then until the year 2000, twelve years as a Managing Director for UBS in London and New York, Mr.Botts brings to StereoVision a broad range of corporate finance experience and contacts in the investment community. Since 2000, he has been managing his private financial advisory firm, Kensington Gate Capital. He has been consulting to StereoVision since the beginning of 2004. In addition to his position at StereoVision, Mr. Botts serves as the chairman of the audit committee and a Board Member of INTAC International, a NASDAQ listed China Ventures Company. He also serves on the Board of Trustees and is the head of development for REACH Prep, a non-profit children's educational organization.

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Conflicts of Interest

         Certain conflicts of interest existed at June 30, 2007 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention. Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Board Meetings and Committees

         Our Board of Directors conducts its business through telephonic meetings of the Board. During the fiscal year ended June 30, 2007, the Board consisted of four individuals and adopted 7 resolutions.

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

ITEM 10.   EXECUTIVE COMPENSATION


         None of the executive officers' annual salary and bonus exceeded $200,000 during any of the Company's last two fiscal years and no officer has received any cash salary payments. For the twelve months ended June 30, 2007 one officer has accrued a salary at the rate of $200,000 per year.

  ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 21,370,154 shares of issued and outstanding Common Stock of the Company as of September 24, 2007 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

          Name and Address of        Nature of
     Beneficial Owners / Directors   Ownership  Shares Owned       Percent
-----------------------------------  ---------  ------------   ----------------

All Executive Officers
and Directors as a Group *
(5 persons)                          Common     9,065,290             42.42%
Douglas Schwartz                     Common       200,000
John Honour                          Common     6,174,934             28.90%
Herky Williams                       Common       571,000             2.67%
John C. Bodziak                      Common       112,600
Theodore Botts                       Common     2,006,756              9.39%

*The address of all five officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 2007 and 2006, the company owed $206,549 and $194,108 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment. During the year ended June 30, 2007, loans totaling $98,510 were forgiven, resulting in forgiveness of debt income of $98,510.

         On June 27, 2007, the Company borrowed $125,000 from a shareholder at an interest rate of 12% per annum. Interest shall be due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009. At June 30, 2007, the total amount due on this loan was $125,123. This amount is included in the total amount of loans shown above.

         During the year ended June 30, 2007, various shareholders and officers/directors of the Company agreed to waive $353,303 in accrued salary and $15,000 in accrued expenses. In conjunction the waiver of this debt, $44,238 in accrued payroll taxes were also forgiven. As a result of this debt waiver, $412,541 of accrued liabilities was reclassified to paid-in capital.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

2.1* Acquisition   Agreement   and  Plan  of  Reverse   Merger  by  and  between
     StereoVision Vision Entertainment, Inc. and Kestrel Equity Corporation dated December 3, 1999. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

2.2* Agreement and Plan of Merger by and between Kestrel Equity Corporation and SVE Merger, Inc. dated January 10, 2000.

3.1* Articles of  Incorporation of Kestrel Equity  Corporation  filed with the
     State of Arizona on December 14, 1993. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.2* Articles of  Amendment  of Articles of  Incorporation  of Kestrel  Equity
     Corporation filed with the State of Arizona on June 18, 1997. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

3.3* Articles of  Amendment  of Articles of  Incorporation  of Kestrel  Equity
     Corporation filed with the State of Arizona on September 30, 1997. (incorporated by reference to Form 10-SB filed with the SEC on December 17,
     1999)

3.4* Bylaws of the Kestrel Equity  Corporation.  (incorporated by reference to
     Form 10-SB filed with the SEC on December 17, 1999)

3.5* Articles of  Incorporation  of SVE Merger,  Inc.  filed with the State of
     Nevada on December 23, 1999.

3.6* Bylaws of SVE Merger, Inc.

4.1* Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)

4.2* Specimen Stock Certificate of SVE Merger, Inc.

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

32.1.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on August 9, 2000.

(a)  Reports on Form 8-K filed.

         On February 15, 2007, the Company filed a report on Form 8-K under Item
3.02 Unregistered Sales of Equity Securities.

         On June 19, 2007, the Company filed a report on Form 8-K under Item
5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:




                          Fiscal year ending         Fiscal year ending
                             June 30, 2007             June 30, 2006
                          ------------------         ------------------

Audit Fees                $           15,952         $           15,600
Audit Related Fees                       NIL                        NIL
Tax Fees                                 200                        200
All Other Fees                           NIL                        NIL

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT


                             JUNE 30, 2007 AND 2006

                                    CONTENTS



                                                                         Page

Report of Independent Registered Public Accountants.....................F - 1

Balance Sheets
   June 30, 2007 and 2006...............................................F - 3

Statements of Operations for the
   Years Ended June 30, 2007 and 2006 and the Cumulative
   Period May 5, 1999 (inception) to June 30, 2007......................F - 5

Statement of Stockholders' Equity for the
   Period May 5, 1999 (Inception) to June 30, 2007 .....................F - 6

Statements of Cash Flows for the
   Years Ended June 30, 2007 and 2006 and the Cumulative
   Period May 5, 1999 (Inception) to June 30, 2007.....................F - 20

Notes to Financial Statements..........................................F - 22

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2007 and 2006 and the related statements of operations, and cash flows for the years ended June 30, 2007 and 2006 and the cumulative period May 5, 1999 (inception) to June 30, 2007 and the statement of stockholders equity for the period from May 5, 1999 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and the cumulative period May 5, 1999 (inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

                                     Respectfully Submitted,

                                        /S/ Robison, Hill & Co.
                                     Certified Public Accountants

Salt Lake City, Utah
September 24, 2007

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS:                                                                                     June 30,
                                                                                    2007                2006
                                                                             ------------------  ------------------
Current Assets:
   Cash                                                                      $          139,202  $                -
                                                                             ------------------  ------------------
       Total Current Assets                                                             139,202                   -
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                      13,745              13,745
   Less Accumulated Depreciation                                                        (13,745)            (13,745)
                                                                             ------------------  ------------------
       Net Fixed Assets                                                                       -                   -
                                                                             ------------------  ------------------

Intangible and Other Non- Current Assets:
   Investment in JamOakie                                                                11,893              11,893
   Films, Manuscripts, Recordings and Similar Property                                   24,000                   -
                                                                             ------------------  ------------------
       Net Intangible and Other Non-Current Assets                                       35,893              11,893
                                                                             ------------------  ------------------

Total Assets                                                                 $          175,095  $           11,893
                                                                             ==================  ==================

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                            June 30,
                                                                                    2007                2006
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Accounts Payable                                                          $          132,920  $          309,958
   Accrued Expenses                                                                     285,072             787,266
   Bank Overdraft                                                                             -               1,815
   Payable to SAG for Route 66                                                                -              71,493
   Lawsuit Payable                                                                       32,411              32,411
   Loans from Shareholders                                                              206,549             194,108
                                                                             ------------------  ------------------
      Total Current Liabilities                                                         656,952           1,397,051
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, $.001 Par value
    Authorized 100,000,000 shares,
    Issued 20,305,509 shares at June 30, 2007
      and 15,245,076 shares at June 30, 2006                                             20,306              15,245
  Common Stock to be Issued, 56,000 shares at
      June 30, 2007 and 156,000 shares at June 30, 2006                                      56                 156
  Additional Paid in Capital                                                         14,719,319          13,776,725
  Deficit Accumulated During the Development Stage                                  (15,221,538)        (15,177,284)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                        (481,857)         (1,385,158)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          175,095  $           11,893
                                                                             ==================  ==================













   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                   Since May 5,
                                                                                                       1999
                                                                For the Years Ended                Inception of
                                                                      June 30,                      Development
                                                              2007                2006                 Stage
                                                       ------------------  ------------------   -------------------
Revenues                                               $                -  $                -   $                 -
                                                       ------------------  ------------------   -------------------

Expenses
Research & Development                                                  -                   -               293,000
General & Administrative                                          209,234             190,157             8,601,638
Salaries & Consulting                                             240,936             273,515             5,386,864
Advertising & Promotion                                                 -                   -               418,423
Loss on Investment                                                      -                   -               558,191
Lawsuit Settlement                                                      -                   -               104,911
                                                       ------------------  ------------------   -------------------

Operating Loss                                                   (450,170)           (463,672)          (15,363,027)
                                                       ------------------  ------------------   -------------------

Other income (expense):
   Interest                                                        (7,406)            (22,831)             (447,287)
   Forgiveness of debt                                            414,122                                   414,122
   Investment Fee                                                       -                   -               (75,000)
   Loss on Sale of Assets                                               -                   -               (15,883)
   Write off of Note Receivable                                         -                   -              (191,701)
   Gain on Forgiveness of Debt                                          -                   -                48,516
   Gain (Loss) on Available for Sale
          Securities                                                    -                   -               412,772
                                                       ------------------  ------------------   -------------------
Total Other Income (expense)                                      406,716             (22,831)              145,539
                                                       ------------------  ------------------   -------------------

       Net Loss Before Taxes                                      (43,454)           (486,503)          (15,217,488)

Income Tax Expense                                                   (800)               (800)               (4,050)
                                                       ------------------  ------------------   -------------------

       Net Loss                                        $          (44,254) $         (487,303)  $       (15,221,538)
                                                       ==================  ==================   ===================

Basic & Diluted loss Per Share                         $                -  $           (0.04)
                                                       ==================  ==================

Weighted Average                                               17,359,979          11,739,333
                                                       ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                  Common          Additional           During
                                                    Common Stock                   Stock            Paid in         Development
                                        ------------------------------------
                                             Shares             Value          to be Issued         Capital            Stage
                                        ----------------- ------------------ ----------------  ----------------- ------------------
May 5, 1999 Stock Issued for Services
  and Payment of Accounts Payable               1,530,000 $            1,530 $              -  $           3,470 $                -

Net Loss                                                -                  -                -                  -           (144,977)
                                        ----------------- ------------------ ----------------  ----------------- ------------------

Balance at June 30, 1999                        1,530,000              1,530                -              3,470           (144,977)

Retroactive Adjustment for 25:1
  Stock Split May 30, 2003                     (1,468,800)            (1,469)               -              1,469                  -
                                        ----------------- ------------------ ----------------  ----------------- ------------------

Restated Balance June 30, 1999                     61,200                 61                -              4,939           (144,977)

December 2, 1999 Stock Issued in
   Exchange for Assets                             58,800                 59                -          4,011,841                  -

December 3, 1999 Stock Issued in
   Connection to Merger with Kestrel
   Equity Corporation                              48,000                 48                -           (112,114)                 -

December 31, 1999 Stock Issued
   for Services                                    14,000                 14                -            699,986                  -

February 14, 2000 Stock Issued
   for Services                                     4,000                  4                -             99,996                  -

April 17, 2000 Stock Issued for
   Services                                         4,000                  4                -             99,996                  -

May 4, 2000 Stock Issued for Cash                   2,200                  2                -             54,998                  -

June 2, 2000 Stock Issued for Services              4,000                  4                -             99,996                  -

June 30, 2000 Stock Issued for Cash                 1,420                  2                -             35,498                  -

Net Loss                                                -                  -                -                  -         (2,680,213)
                                        ----------------- ------------------ ----------------  ----------------- ------------------

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                Common           Additional           During
                                                  Common Stock                   Stock             Paid in         Development
                                      ------------------------------------
                                           Shares             Value          to be Issued          Capital            Stage
                                      ----------------- ------------------ -----------------  ----------------- ------------------
May 30, 2002 Shares Issued for
  Project Agreement                               4,000 $                4 $                  $-          2,996 $                -

June 24, 2002 Shares Issued for Cash              4,000                  4                 -              7,496                  -

Net Loss                                              -                  -                 -                  -         (1,066,683)
                                      ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2002                        739,406                739                 -          8,891,530         (8,464,198)

July 1, 2002 Shares Issued for Cash              34,000                 34                 -              9,466                  -

July 8, 2002 Shares Issued for
  Interest on Debt Retirement                    85,344                 85                 -             81,582                  -

December 20, 2002, Shares returned
   to treasury and cancelled                    (20,000)               (20)                -                 20                  -

December 23, 2002, Shares
  Cancelled for non-performance of
  Services                                     (104,000)              (104)                -         (1,054,396)                 -

January 1, 2003, Shares Issued for
  Services                                      494,000                494                 -            370,006                  -

March 18, 2003, Shares Issued for
  Services                                       52,600                 53                 -             26,247                  -

March 26, 2003, Shares Issued for
  Conversion of Debt                            160,000                160                 -            274,772                  -

March 26, 2003, Shares Issued for
  Services                                       13,200                 13                 -              6,587                  -

May 9, 2003, Shares Issued for
  Services                                      101,600                102                 -             25,298                  -

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                   Deficit
                                                                                                                  Accumulated
                                                                               Common           Additional           During
                                                 Common Stock                   Stock             Paid in         Development
                                       ----------------------------------
                                          Shares             Value          to be Issued          Capital            Stage
                                       --------------- ------------------ -----------------  ----------------- ------------------
June 16, 2004, Shares Issued for
  Services                                     240,000 $              240 $               -  $          79,761 $                -

Cancellation of Stock Options for
Non-Performance                                      -                  -                 -            487,500                  -

Net Loss                                             -                  -                 -                  -         (2,945,325)
                                       --------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2004                     8,348,222              8,348                 -         12,138,180         (12,856,970)

July 13, 2004, Shares issued for
   Consulting                                  128,333                128                 -             54,805                  -

July 22, 2004, Shares issued for
  Consulting                                   280,000                280                 -            121,920                  -

July 31, 2004, Shares issued for cash          100,000                100                 -             24,870                  -

August 9, 2004, Shares issued for
   Consulting                                  620,000                620                 -            183,380                  -

August 26, 2004 Shares issued for cash         100,000                100                 -             24,900                  -

August 30, 2004 Shares issued for cash         200,000                200                 -             49,800                  -

August 30, 2004, Shares issued for
   Consulting                                   70,000                 70                 -             17,430                  -

September 17, 2004, Shares issued for
   Services                                    136,000                136                 -             82,464                  -

December 8, 2004, Shares issued for
   Services                                     36,000                 36                 -             17,964                  -

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Common           Additional           During
                                                   Common Stock                   Stock             Paid in         Development
                                       ------------------------------------
                                            Shares             Value          to be Issued          Capital            Stage
                                       ----------------- ------------------ -----------------  ----------------- ------------------
May 30, 2006 - Shares issued for
   conversion of loans payable                 2,749,972 $            2,750 $               -  $         273,047 $                -

June 29, 2006 - Shares issued for
   consulting expense                            200,000                200                 -             19,800                  -

June 29, 2006 - Shares issued for
   conversion of loans payable                    25,000                 25                 -              2,475                  -

Shares to be issued for loans payable                  -                  -                40              3,960                  -

Net Loss                                               -                  -                 -                  -           (487,303)
                                       ----------------- ------------------ -----------------  ----------------- ------------------

Balance at June 30, 2006                      15,245,076             15,245               156         13,776,725        (15,177,284)

July 7, 2006 - Shares issued for cash            100,000                100                 -              7,900                  -

July 24, 2006 - Shares issued for cash            16,250                 16                 -              1,284                  -

July 27, 2006 - Shares issued for cash           125,000                125                 -              9,875                  -

September 13, 2006 - Shares issued for
   cash                                           50,000                 50                 -              3,975                  -

October 12, 2006 - Shares issued for
   accounts payable and accrued
   expenses                                      575,000                575              (100)            47,025                  -

November 1, 2006 - Shares issued for
   accrued expenses                               70,000                 70                 -              6,930

November 14, 2006 - Shares issued
   for cash                                       28,600                 29                 -              1,971                  -

December 8, 2006 - Shares issued for
   cash                                           41,250                 41                 -              2,859                  -

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                  Common           Additional          During
                                                    Common Stock                   Stock             Paid in        Development
                                        ------------------------------------
                                             Shares             Value          to be Issued          Capital           Stage
                                        ----------------- ------------------ -----------------  ----------------- -----------------
December 11, 2006 - Shares issued for
   cash                                            50,000                 50                 -              3,450                 -

December 11, 2006 - Shares issued for
   legal expenses                                  50,000                 50                 -              4,950                 -

January 31, 2007 - Shares issued for
   loans payable                                   20,000                 20                 -              1,980                 -

February 8, 2007 - Shares issued for
   accrued salary                               2,000,000              2,000                 -            198,000                 -

February 27, 2007 - Shares issued for
   loans payable                                  305,000                305                 -             30,195                 -

February 27, 2007 - Shares issued for
   cash                                            75,000                 75                 -              6,425                 -

March 28, 2007-Shares issued for cash             500,000                500                 -             24,500                 -

March 28, 2007 - Shares issued for
   consulting services                            100,000                100                 -              9,900                 -

April 2, 2007 - Shares issued for cash            625,000                625                 -            108,565                 -

April 5, 2007 - Shares issued for
   consulting services                            206,000                206                 -             20,394                 -

April 23, 2007 - Shares issued for cash           123,333                124                 -             39,875                 -

Accrued expenses converted to
   contributed capital                                  -                  -                 -            412,541                 -
Net loss                                                -                  -                 -                  -           (44,254)
                                        ----------------- ------------------ -----------------  ----------------- -----------------
Balance at June 30, 2007                       20,305,509 $           20,306 $              56  $      14,719,319 $     (15,221,538)
                                        ================= ================== =================  ================= =================


   The accompanying notes are an integral part of these financial statements.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                   For the Years Ended              Inception of
                                                                         June 30,                   Development
                                                                 2007               2006               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   $        (44,254) $         (487,303) $      (15,221,538)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and Amortization                                          -                   -           3,536,428
   Issuance of Common Stock for Expenses                             35,600              43,856           6,358,585
   Stock Issued for Payment of Accounts Payable                       5,500                   -              50,500
   Stock Issued for accrued expenses                                200,000              15,000             481,666
   Compensation Expense from Stock Options                                -                   -             487,500
   Realized gain on trading investments                                   -                   -            (412,773)
   Loss on sale of assets                                                 -                   -              15,883
   Loss on Investment Written Off                                         -                   -             557,008
   Gain on Forgiveness of Debt                                            -                   -             (48,516)
   Cash acquired in merger                                                -                   -                 332
   Forgiveness of debt                                             (414,122)                               (414,122)

Change in operating assets and liabilities:
    Prepaid Expense                                                       -              10,000                   -
   Accounts Payable                                                  (5,372)             27,982             287,156
   Accrued Expenses                                                  47,205             284,467             834,471
   Lawsuit Payable                                                        -                   -              32,411
   Payable to SAG for Route 66                                            -                   -              71,493
                                                           ----------------  ------------------  ------------------

  Net Cash Used in operating activities                            (175,443)           (105,998)         (3,383,516)
                                                           ----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in films, manuscripts, recordings
      and similar property                                          (24,000)                  -            (296,008)
   Purchase of investment                                                 -                   -              (5,892)
   Purchase of equipment                                                  -                   -             (13,745)
   Proceeds from sale of assets                                           -                   -              51,117
   Proceeds from sale of investments                                      -                   -             565,773
                                                           ----------------  ------------------  ------------------

Net cash provided (used) in investing activities                    (24,000)                  -             301,245
                                                           ----------------  ------------------  ------------------

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                     Cumulative
                                                                                                    Since May 5,
                                                                                                        1999
                                                                   For the Years Ended              Inception of
                                                                      June 30, 2007                 Development
                                                                 2007               2006               Stage
                                                           ----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders                  $        137,235  $          102,514  $        2,071,262
Proceeds from issuance of common stock                              203,225                   -           1,086,211
Proceeds from issuance of short-term notes                                -                   -              64,000
Bank Overdraft                                                       (1,815)              1,815                   -
                                                           ----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                           338,645             104,329           3,221,473
                                                           ----------------  ------------------  ------------------

Net (Decrease) Increase in Cash                                     139,202              (1,669)            139,202
Cash at Beginning of Period                                               -               1,669                   -
                                                           ----------------  ------------------  ------------------

Cash at End of Period                                      $        139,202  $                -  $          139,202
                                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              -  $                -  $           43,799
                                                           ----------------  ------------------  ------------------
  Income taxes                                             $              -  $                -  $                -
                                                           ----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Issued for Investment in
   Wilfield Entertainment                                  $                 $                  -$          220,000
Common Stock Issued for Investment in
   Mad Dogs & Oakies Project                                              -                   -               3,000
Common Stock Issued for Investment in
  In the Garden of Evil Project                                           -                   -              12,000
Notes Payable Converted to Stock                           $         81,500  $           42,000  $        1,710,608


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $15,221,000 for the period from May 5, 1999 (inception) to June 30, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. In the past, shareholders of the Company have met the Company's minimal operating expenses.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on May 5, 1999. As of June 30, 2007, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company. The Company anticipates generating revenues from several sources, including production of new and existing feature films in both 3-D and 2-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the licensing of its films to the video gaming industry.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at June 30, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

         Advertising costs are expensed as incurred. For the years ended June 30, 2007 and 2006, advertising expense was $0 and $0, respectively.

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

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year. The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2007 and 2006 and are thus not considered. At June 30, 2007 and 2006, there were no outstanding common stock equivalents.

Reclassification

         Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

NOTE 2 - INCOME TAXES

         As of June 30, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $15,221,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                         2007                2006
Net Operating Losses              $        2,283,150  $        2,276,550
Valuation Allowance                       (2,283,150)         (2,276,550)
                                  $                -  $                -
                                  ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                  2007             2006
Provision (Benefit) at US Statutory Rate      $        6,600   $        73,050
Increase (Decrease) in Valuation Allowance            (6,600)          (73,050)
                                              $            -   $             -
                                              ===============  ===============

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (continued)

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

NOTE 4 - RENT EXPENSE

         The Company's principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of unfurnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease. The monthly rent for the property is $2,500. For the years ended June 30, 2007 and 2006, rent expense was $30,000 and $30,000, respectively.

         On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent is $6,000 per month. The first five months rent was paid for by the issunace of 300,000 shares of restricted stock at a value pf $. 10 per share which was issued in the third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of June 30, 2007 and 2006, the company owed $206,549 and $194,108 to various shareholders and officers/directors. The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment. During the year ended June 30, 2007, loans totaling $98,510 were forgiven, resulting in forgiveness of debt income of $98,510.

         On June 27, 2007, the Company borrowed $125,000 from a shareholder at an interest rate of 12% per annum. Interest shall be due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009. At June 30, 2007, the total amount due on this loan was $125,123. This amount is included in the total amount of loans shown above.

                        STEREO VISION ENTERTAINMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS (continued)

         During the year ended June 30, 2007, various shareholders and officers/directors of the Company agreed to waive $353,303 in accrued salary and $15,000 in accrued expenses. In conjunction the waiver of this debt, $44,238 in accrued payroll taxes were also forgiven. As a result of this debt waiver, $412,541 of accrued liabilities was reclassified to paid-in capital.

NOTE 6 - NOTES PAYABLE

         On August 1, 2006, the Company converted $42,000 in accounts payable (office rent) into a note payable. The note is due on demand and carries an interest rate of 10% per annum. During the quarter ended December 31, 2006, this note, plus additional accrued office rent of $5,500 was converted into 475,000 shares of common stock, valued at $.10 per shares.

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

         During the quarter ended June 30, 2007, the Company issued 954,333 restricted common shares as follows: 500,000 shares were issued to an individual for $100,000 in cash at a price of $.20 per share; 125,000 shares were issued to six individuals for conversion of loans to the Company of $9,190 made in the previous quarter at a price of $.07 per share; 123,333 shares were issued to an individual for $40,000 in cash at a price of $.32 per share; 6,000 shares were issued for bookkeeping services at $.10 per share; and 200,000 shares were issued for consulting services at $.10 per share.

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

         At June 30, 2007 and 2006, there were no stock options outstanding.

NOTE 11 - LEGAL PROCEEDINGS

         In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911. At June 30, 2007 and 2006, the total amount due was $32,411.

         The Company and its former President and CEO, Lance Robbins, who resigned on December 5, 2004 signed an agreement in April 2006 resolving all outstanding claims and liabilities arising out of Robbins' employment with Stereo Vision. As part of the settlement, Robbins withdrew his claim of fraud and misrepresentation on the part of the Company and Stereo Vision acknowledged that Robbins resigned from the Company before the Company terminated him. In addition, Robbins agreed to the return/cancellation of a total of 183,333 shares granted to him in July, 2004 in connection with his employment. During the year ended June 30, 2007, $114,454 in accrued salary to Robbins that had been previously expensed was reversed and reported as forgiveness of debt income for the year ended June 30, 2007.

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

NOTE 13 - FORGIVENESS OF DEBT

         During the year ended June 30, 2007, the Company determined that $201,158 of accounts payable and accrued liabilities were no longer owed due the expiration of the statute of limitations. Along with the $114,454 discussed in
Note 11, and the $98,510 discussed in Note 5, the total forgiveness of debt income for the year ended June 30, 2007 was $414,122. These amounts had been expensed in prior periods.

NOTE 14 - FILM AND MUSIC COSTS

         The Company has intangible assets which consist of movie licensing rights and production costs and are valued at cost. As of June 30, 2007 and 2006, the Company had $24,000 and $0 in film costs that are in the development stage or pre-production stage.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                     STEREOVISION VISION ENTERTAINMENT, INC.

Dated: September 27, 2007                   By  /S/     John Honour
                                            ---------------------------
                                            C.E.O., President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of September 27, 2007.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer)

/s/ Douglas Schwartz
Douglas Schwartz
Chairman

/S/ Theodore Botts
Theodore Botts
Chief Financial Officer
(Principal Financial Officer)

/S/ Herky Williams
Herky Williams
Secretary-Treasurer/Director


John C. Bodziak
Director