Form 10QSB
period 2007-09-30
STEREO VISION ENTERTAINMENT INC
filed 2007-11-13
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

Mark One)

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ To __________

Commission file number    000-28553

STEREO VISION ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4786792
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

15452 Cabrito Rd., Suite 204, Van Nuys, CA 91406
(Address of principal executive offices)

(310) 205-7998
(Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:    20,870,138 as of September 30, 2007

Transitional Small Business Disclosure Format (check one).     Yes ☐;  No ☒

Indicate by check mark whether the  registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

Item 1. Financial Statements

	(Unaudited)
ASSETS:	September 30,	June 30,
	2007	2007
Current Assets:
Cash	$156,146	$139,202
Prepaid expense	27,500	-
Total Current Assets	183,646	139,202

Fixed Assets:
Office Equipment	13,745	13,745
Less Accumulated Depreciation	(13,745)	(13,745)
Net Fixed Assets	-	-

Intangible and Other Non- Current Assets:
Films, Manuscripts, Recordings and Similar Property	214,000	24,000
Investment in Mad Dogs&Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	225,893	35,893

Total Assets	$409,539	$175,095

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$123,420	$132,920
Accrued Expenses	360,072	285,072
Lawsuit Payable	32,411	32,411
Loans from Shareholders	563,043	206,549
Total Current Liabilities	1,078,946	656,952

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 20,870,138 at September 30, 2007
and 20,305,509 at June 30, 2007	20,870	20,306
Common Stock to be Issued, 56,000 shares at
September 30, 2007 and June 30, 2007	56	56
Additional Paid in Capital	14,908,255	14,719,319
Deficit Accumulated During the Development Stage	(15,598,588)	(15,221,538)
Total Stockholders' Equity	(669,407)	(481,857)

Total Liabilities and Stockholders' Equity	$409,539	$175,095

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2007	2006	Stage

Revenues	$-	$-	$-

Expenses
Research & Development	-	-	293,000
General & Administrative	225,696	21,068	8,827,334
Salaries & Consulting	110,200	51,875	5,497,064
Advertising & Promotion	-	-	418,423
Loss on Investment	-	-	558,191
Lawsuit Settlement	-	-	104,911

Operating Loss	(335,896)	(72,943)	(15,698,923)

Other income (expense):
Interest income	1,293	-	1,293
Interest expense	(42,447)	(2,555)	(489,734)
Investment Fee	-	-	(75,000)
Loss on Sale of Assets	-	-	(15,883)
Write off of Note Receivable	-	-	(191,701)
Gain on Forgiveness of Debt	-	71,707	462,638
Gain (Loss) on Available for Sale
Securities	-	-	412,772
Total Other Income (expense)	(41,154)	(69,152)	104,385

Net Loss Before Taxes	(377,050)	(3,791)	(15,594,538)

Income Tax Expense	-	-	(4,050)

Net Loss	$(377,050)	$(3,791)	$(15,598,588)

Basic & Diluted loss Per Share	$(0.02)	$-

Weighted Average	21,110,237	15,430,402

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(377,050)	$(3,791)	$(15,598,588)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization	-	-	3,536,428
Issuance of Common Stock for Expenses	177,000	-	6,535,585
Stock Issued for Payment of Accounts Payable	-	-	50,500
Stock Issued for accrued expenses	-	-	481,666
Compensation Expense from Stock Options	-	-	487,500
Realized gain on trading investments	-	-	(412,773)
Loss on sale of assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	(71,707)	(462,638)
Cash acquired in merger	-	-	332

Change in operating assets and liabilities:
Prepaid Expense	(27,500)	-	(27,500)
Accounts Payable	(9,500)	4,587	277,656
Accrued Expenses	77,447	52,555	911,918
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in operating activities	(159,603)	(18,356)	(3,543,119)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in films, manuscripts, recordings
and similar property	(190,000)	-	(486,008)
Purchase of investment	-	-	(5,892)
Purchase of equipment	-	-	(13,745)
Proceeds from sale of assets	-	-	51,117
Proceeds from sale of investments	-	-	565,773

Net cash provided (used) in investing activities	$(190,000)	$-	$111,245

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2007	2006	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$366,547	$(4,237)	$2,437,809
Proceeds from issuance of common stock	-	23,325	1,086,211
Proceeds from issuance of short-term notes	-	-	64,000
Bank overdraft	-	(732)	-

Net Cash Provided by Financing Activities	366,547	18,356	3,588,020

Net (Decrease) Increase in Cash	16,944	-	156,146
Cash at Beginning of Period	139,202	-	-

Cash at End of Period	$156,146	$-	$156,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,000	$-	$48,799
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Notes Payable Converted to Stock	$-	$-	$1,710,608

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $15,599,000 for the period from May 5, 1999 (inception) to September 30, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meet its minimal operating expenses, as they have done in the past.

The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its products and market penetration and profitable operations.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of September 30, 2007, the Company is in the development stage, and has not commenced planned principal operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at September 30, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended September 30, 2007 and 2006, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2007 and 2006 and are thus not considered. At September 30, 2007 and 2006, there were no outstanding common stock equivalents.

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

	2007	2006
Net Operating Losses	$2,283,150	$2,276,550
Valuation Allowance	(2,283,150)	(2,276,550)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$6,600	$73,050
Increase (Decrease) in Valuation Allowance	(6,600)	(73,050)
	$-	$-

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the quarters ended September 30, 2007 and 2006, rent expense was $7,500 and $7,500, respectively.

On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent is $6,000 per month which will be paid half by the Company and half by Mr. Honour. He paid his half in full by the issunace of 300,000 shares of restricted stock at a value of $.10 per share which was issued in the third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of September 30, 2007 and June 30, 2007, the company owed $563,043 and $206,549 to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

On July 31 and August 27, 2007, the Company borrowed an additional $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest shall be due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  At September 30, 2007, the total amount due on this loan was $500,000.  This amount is included in the total amount of loans shown above.

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

On January 30, 2001, the Company issued 4,724 (118,100 pre-split) shares of common stock to six individuals as payment for services valued at $64,950. These services included advising on the film “On Route 66” as well as website design.  On May 25, 2001, 2,000 of these shares were cancelled for non-performance.

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

On September 25, 2001, 4,000 (100,000 pre-split) shares that were issued during the year ended June 30, 2000 for services were cancelled.  These shares were cancelled for non-performance of services.  The expenses related to these shares were recorded when the shares were issued.  The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.  Also on September 25, 2001, the asset acquisition agreement with 3-D was rescinded and the assets acquired by the Company were returned to 3-D.  The stock issued by the Company in the acquisition was not returned.  There was a net increase in total stockholders’ equity of $70,532.

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

During the quarter ended June 30, 2003, 2,156,000 shares were issued to various people for services which included 2,000,000 shares issued to Jack Honour, the Company President, in exchange for $600,000 of past and current services ($.30 per share or a 50% discount to market), and 156,000 shares issued to nine additional issuees for services whose shares were valued from $.60 per share to $1.13 per share (market value on the date of issuance) as their contract dates differed from Honour’s. These shares were issued under Rule 4(2).

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

During the quarter ended March 31, 2007, the Company issued a total of 3,000,000 new unregistered shares of its common stock as follows: 1,250,000 shares to John Honour which represented a conversion of $125,000 of his accrued salary at $.10 per share; 750,000 shares to Theodore Botts which represented a conversion of $ 75,000 of John Honour’s accrued salary at $.10 per share; 500,000 shares which represented exercise of options issued during the quarter to purcahse the shares at $.05 per share; 325,000 shares to three individuals which represented conversion of $32,500 of John Honour’s loans to the Company at $.10 per share; 100,000 shares to an individual for film consulting services valued at $10,000; 75,000 shares to an individual for conversion of accrued expenses at $.0866 per share.

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

During the quarter ended September 30, 2007, the Company issued 564,629 restricted common shares as follows:  220,000 shares to The Investor Relations Group (under the names of two individuals) for commencement of IR/PR work, valued at $.35 per share for total expenses of $77,000; 200,000 shares to the Lichtman Group for agency services valued at $.325 per share for expense of $65,000; 100,000 shares as a loan origination fee valued at $.35 per share for expense of $35,000; 37,859 shares to cover accrued office rent of $12,500 at $.325 per share; and 6,750 shares to cover a shortfall from a previous issuance.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 - STOCK SPLIT

On May 30, 2003, the Board of Directors approved a proposal to effectuate a 25 to 1 reverse stock split of the Company’s outstanding common shares with no effect on the par value or on the number of authorized shares.  As a result of this action, the total number of outstanding shares of common stock are reduced from 37,903,485 to 1,516,150 shares. All references to common stock in the financial statements have been changed to reflect the stock split.

NOTE 8 - COMMITMENTS

On April 25, 2000, the Board of Directors approved a stock option plan whereby 2,675,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  The option shares will be exercisable on a cashless basis at a 15% discount to market value.  No formal plan has been adopted as of the date of this report.

NOTE 9 - STOCK OPTIONS

Pursuant to a year 2000 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options.  The Plan is administered  by the Board of Directors (“Board”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

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

At September 30, 2007 and 2006, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2007 and  2006, the total amount due was $32,411.

NOTE 11 - INVESTMENT IN JAMOAKIE PRODUCTIONS

On May 2, 2005, the Company signed an agreement with Mr. Jamie Oldaker to acquire a 10% interest in JamOakie Productions which entitles the company to 10% of the profits from the album, “Mad Dogs and Oakies” which has subsequently been released. The Company has the right but not the obligation to finance future JamOakie projects. The price paid was 20,000 unregistered common shares of the Company which were worth $6,000 at the time, and $5,893 in cash.

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and production costs and are valued at cost. As of September 30, 2007 and June 30, 2007, the Company had $214,000 and $24,000 in film costs that are in the development stage or pre-production stage.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations - The following discussion should be read in conjunction with the Company's audited financial statements.

SVEI intends to pursue opportunities in two product segments of the entertainment industry:

                        Feature length 3-D and 2-D films for theatrical release
                        Direct to DVD 2-D and 3-D films
                        Licensing of video game rights

StereoVision intends to be the only public company in Hollywood focused on developing a library of films using 3-D technology. The company intends to develop four to five new scripts for theatrical release and direct to DVD movies each year over the next three to five years and will concentrate on the most popular genres including horror, action/adventure, sci-fi CGI effect movies, comedies and family films.

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

Results of Operations - There were no revenues from sales for the three months ended September 30, 2007 and 2006. SVEI has sustained a net loss of approximately $377,050 for the three months ended September 30, 2007.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately an additional $5-12.5 million which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended September 30, 2007, the Company received approximately $375,000 from related party loans. However, there can be no assurances that additional loans will be forthcoming from officers, directors, and shareholders.

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

As of the end of the period covered by this report, the Company carried out an evaluation,  under the supervision and with the  participation of the  Company's   management,   including  the   Company's   President,   of  the effectiveness of the design and operation of the Company's disclosure  controls and  procedures  pursuant to Rule 13a-15  under the  Securities  Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation,  the Company's President concluded that, as of the end of the period, the Company's  disclosure controls  and  procedures  were  effective  in timely  alerting  him to material information  relating to the Company required to be included in the reports that the Company files and submits  pursuant to the Exchange Act. These same officers concluded that the Company’s controls and procedures were effective in ensuring that the information required by it in the reports it files under the Act is managed and communicated to its principal officers in a manner which allows timely decision making regarding required disclosure.

(b) Changes in Internal Controls

Based on this evaluation as of September 30, 2007,  there were no changes in the Company's  internal controls over financial  reporting for the quarter ended September 30,  2007,  or in any other  areas  that  could  significantly  affect  the Company's  internal  controls   subsequent  to  the  date  of  his  most  recent evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the  financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2007 and June 30, 2007, the total amount due was $32,411.

Item 2.  Changes in Securities

During the quarter ended September 30, 2007, the Company issued 564,629 restricted common shares as follows:  220,000 shares to The Investor Relations Group (under the names of two individuals) for commencement of IR/PR work, valued at $.35 per share for total expenses of $77,000; 200,000 shares to the Lichtman Group for agency services valued at $.325 per share for expense of $65,000; 100,000 shares as a loan origination fee valued at

$.35 per share for expense of $35,000; 37,859 shares to cover accrued office rent of $12,500 at $.325 per share; and 6,750 shares to cover a shortfall from a previous issuance.

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
3.2                      Amended Articles of Incorporation (1)
3.3                      Bylaws (1)
31                       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32                       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed on August 9, 2000.

(b)           Reports on Form 8-K filed.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: November 13, 2007	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer)

/S/ Theodore Botts
Theodore Botts
Chief Financial Officer
(Principal Financial Officer)