Form 10-Q
period 2008-03-31
STEREO VISION ENTERTAINMENT INC
filed 2008-05-14
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

(310) 205-7998
(Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:    22,220,154 as of March 31, 2008

Transitional Small Business Disclosure Format (check one).     Yes [   ];  No [X]

Indicate by check mark whether the  registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

PART I

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

Item 1. Financial Statements

	(Unaudited)
ASSETS:	March 31,	June 30,
	2008	2007
Current Assets:
Cash	$58,287	$139,202
Prepaid expenses	14,750	-
Total Current Assets	73,037	139,202

Fixed Assets:
Office Equipment	16,745	13,745
Less Accumulated Depreciation	(13,745)	(13,745)
Net Fixed Assets	3,000	-

Intangible and Other Non- Current Assets:
Films, Manuscripts, Recordings and Similar Property	344,250	24,000
Investment in Mad Dogs&Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	356,143	35,893

Total Assets	$432,180	$175,095

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$138,690	$132,920
Accrued Expenses	502,079	285,072
Lawsuit Payable	32,411	32,411
Loans from Shareholders	802,325	206,549
Total Current Liabilities	1,475,505	656,952

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 22,220,138 at March 31, 2008
and 20,305,509 at June 30, 2007	22,220	20,306
Common Stock to be Issued, 56,000 shares at
March 31, 2008 and June 30, 2007	56	56
Additional Paid in Capital	15,176,905	14,719,319
Deficit Accumulated During the Development Stage	(16,242,506)	(15,221,538)
Total Stockholders' Equity	(1,043,325)	(481,857)

Total Liabilities and Stockholders' Equity	$432,180	$175,095

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					Since May 5,
	(Unaudited)		(Unaudited)		1999
	For the Three Months Ended		For the Nine Months Ended		Inception of
	March 31,		March 31,		Development
	2008	2007	2008	2007	Stage
Revenues	$-	$-	$-	$-	$-

Expenses
Research & Development	-	-	-	-	293,000
General & Administrative	200,234	38,260	608,508	89,338	9,210,146
Salaries & Consulting	152,500	50,000	353,210	151,875	5,740,074
Advertising & Promotion	-	-	-	-	418,423
Loss on Investment	-	-	-	-	558,191
Lawsuit Settlement	-	-	-	-	104,911

Operating Loss	(352,734)	(88,260)	(961,718)	(241,213)	(16,324,745)

Other income (expense):
Interest income	429	-	2,489	-	2,489
Interest expense	(3,310)	(2,132)	(61,739)	(5,868)	(509,026)
Investment Fee	-	-	-	-	(75,000)
Loss on Sale of Assets	-	-	-	-	(15,883)
Write off of Note Receivable	-	-	-	-	(191,701)
Gain on Forgiveness of Debt	-	42,747	-	114,454	462,638
Gain (Loss) on Available for Sale
Securities	-	-	-	-	412,772
Total Other Income (expense)	(2,881)	40,615	(59,250)	108,586	86,289

Net Loss Before Taxes	(355,615)	(47,645)	(1,020,968)	(132,627)	(16,238,456)

Income Tax Expense	-	-	-	-	(4,050)

Net Loss	$(355,615)	$(47,645)	$(1,020,968)	$(132,627)	$(16,242,506)

Basic & Diluted loss Per Share	$(0.02)	$-	$(0.05)	$(0.01)

Weighted Average	21,795,138	17,851,192	21,313,328	16,373,126

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Nine Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,020,968)	$(132,627)	$(16,242,506)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization		-	3,536,428
Issuance of Common Stock for Expenses	370,000	15,000	6,728,585
Stock Issued for Payment of Accounts Payable	-	5,500	50,500
Stock Issued for accrued expenses	-	200,000	481,666
Compensation Expense from Stock Options	-	-	487,500
Realized gain on trading investments	-	-	(412,773)
Loss on sale of assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	(114,454)	(462,638)
Cash acquired in merger	-	-	332

Change in operating assets and liabilities:
Prepaid Expense	(14,750)	-	(14,750)
Accounts Payable	5,770	(9,581)	292,926
Accrued Expenses	233,392	(36,632)	1,067,863
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in operating activities	(426,556)	(72,794)	(3,810,072)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in films, manuscripts, recordings
and similar property	(243,250)	-	(539,258)
Purchase of investment	-	-	(5,892)
Purchase of equipment	(3,000)	-	(16,745)
Proceeds from sale of assets	-	-	51,117
Proceeds from sale of investments	-	-	565,773

Net cash provided (used) in investing activities	$(246,250)	$-	$54,995

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Nine Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$591,891	$25,751	$2,663,153
Proceeds from issuance of common stock	-	63,225	1,086,211
Proceeds from issuance of short-term notes	-	-	64,000
Bank overdraft	-	(1,815)	-

Net Cash Provided by Financing Activities	591,891	87,161	3,813,364

Net (Decrease) Increase in Cash	(80,915)	14,367	58,287
Cash at Beginning of Period	139,202	-	-

Cash at End of Period	$58,287	$14,367	$58,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,877	$-	$58,799
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$59,000	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$18,000	$-	$18,000
Notes Payable Converted to Stock	$-	$81,500	$1,710,608

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

The unaudited financial statements as of March 31, 2008 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $16,242,506 for the period from May 5, 1999 (inception) to March 31, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meeting its minimal operating expenses as they have done in the past.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of March 31, 2008, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company.  The Company anticipates generating revenues from several sources, including production of new feature films in both 3-D and 2-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the licensing of its films to the video gaming industry.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2008 and June 30, 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the quarters ended March 31, 2008 and 2007, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2008 and 2007 and are thus not considered. At March 31, 2008 and 2007, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.  Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity.  The management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the nine months ended March 31, 2008 and 2007, rent expense was $23,500 and $22,500, respectively.

On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent is $6,000 per month. The first five months rent was paid for by the issuance of 300,000 shares of restricted stock at a value of $.10 per share which was issued in the third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company.  That agreement has been replaced by a new agreement effective March 30, 2008 for a twelve month period at a monthly rent of $4,500.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of March 31, 2008 and June 30, 2007, the company owed $802,325  and $206,549 to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest shall be due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, ths Company borrowed a further $200,000 under the same terms. At March 31, 2008 the total amount due on this loan was $713,667.This amount is included in the total amount of loans shown above. For the four month period March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share. The note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

During the quarter ended March 31, 2008, the Company issued a total of 850,000 shares as follows: 400,000 shares at prices ranging between $.16 and $.18 to four individuals for services in connection with two film projects; 250,000 shares valued at $.18 per share to an individual for IR services;  100,000 shares at $.18 per share as a loan origination fee; and 100,000 shares valued at $.20 per share to an individual who paid a supplier of a service on the Company’s behalf.

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

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At March 31, 2008 and June 30, 2007, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,000 by an individual in Pennsylvania.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.

As of March 31, 2008, the Company was evaluating these claims and had not recorded any losses or liabilities in the financial statements associated with these claims.

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and production costs and are valued at cost. As of March 31, 2008 and June 30, 2007, the Company had $344,250 and $24,000 invested  in film projects that are in the development stage or pre-production stage.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations - The following discussion should be read in conjunction with the Company's audited financial statements.

SVEI intends to pursue opportunities in three product segments of the entertainment industry:

Feature length 3D and 2D films for theatrical release

Direct to DVD 2D and 3D films

Licensing of video game rights

StereoVision intends to be the only company in Hollywood focused on developing a library of films using 3D technology. The company intends to develop four to five new scripts for theatrical release in 3D and 2D  and direct to DVD movies (initially in 2D only) each year and will concentrate on the most popular genres including horror, action/adventure, sci-fi CGI effect movies, comedies and family films. The Company currently has five film projects in various stages of development including one with a completed script and both a director and a producer attached.

As a development stage company, SVEI has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for SVEI's production and revenue goals, management must obtain working capital through either debt or equity financing.

The entertainment industry is an intensely competitive one, where price, service, location, and quality are critical factors. The Company has many established competitors, ranging from similar local single unit operations to large multi-national operations. The entertainment industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supply costs and the availability of suitable employees may adversely affect the entertainment industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Results of Operations - There were no revenues from sales for the three months ended March 31, 2008 and 2007. SVEI has sustained a net loss of approximately $355,615 for the three months ended March 31, 2008.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately an additional $6-$25 million which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended March 31, 2008, the Company borrowed $200,000 from a shareholder.. There can be no assurances that loans will be forthcoming from officers, directors, and shareholders in the future.

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

(b)           Changes in Internal Controls

Based on this evaluation as of March 31, 2008,  there were no changes in the Company's  internal controls over financial  reporting for the quarter ended March 31,  2008,  or in any other  areas  that  could  significantly  affect  the Company's  internal  controls   subsequent  to  the  date  of  his  most  recent evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

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

The Company has been served with a judgment in the amount of $6,000 by an individual in Pennsylvania.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.

Item 2.  Changes in Securities

During the quarter ended March 31, 2008, the Company issued 850,000 shares as follows: 400,000 shares at prices ranging between $.16 and $.29 to four individuals for services in connection with two film projects; 250,000 shares valued at $.18 per share to an individual for IR services; a 100,000 share fee at a value of $.18 per share to an individual who lent the company $200,000; and 100,000 shares valued at $.20 per share to an individual who paid a supplier of a service on the Company’s behalf.

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

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: May 12, 2008	By /S/ John Honour
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