Form 10KSB
period 2008-06-30
STEREO VISION ENTERTAINMENT INC
filed 2008-11-14
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2008
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
(Address of principal executive offices)     (Zip code)

_______________________
(Former address)

Issuer's telephone number                      (818) 909-7911

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

As of November 14, 2008, there were 24,480,154 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,672,023 computed at the average bid and asked price as of November 14, 2008.

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

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board market under the symbol: SVSN.

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

The executive offices of the Company are located at 15452 Cabrito Road., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

The Company has incurred net losses of approximately $1,333,000 and $44,000 for the fiscal years ended June 30, 2008 and 2007.   Such operating losses reflect developmental and other start-up activities for 2008 and 2007.  The Company expects to incur losses in the near future until revenues are generated and profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

SVEI anticipates it will begin to generate operating revenues during its next fiscal year as it becomes operational and begins production of 3-D films and associated entertainment offerings. "SVEI" management acknowledges that during its next fiscal year there is no assurance that "SVEI" will transition itself from a development stage company to an operational one and SVEI's continued operations will be dependent upon additional shareholder loans and/or proceeds from "SVEI" debt/equity offerings.  There currently are no agreements in place for future shareholder loans and management has no assurances as to any market acceptance of any future SVEI debt/equity offerings.

BUSINESS  OVERVIEW

Management believes that StereoVision’s principal expertise lies in the content production segment of the multi-media entertainment industry. The Company’s main line of business will be to provide original 3-D and 2-D programming including low to medium cost productions for theatrical release and direct to DVD. Pay-per-view films, television/cable films, and other entertainment related projects, including merchandising 3-D technology and items related to specific creative content will also be targeted.  Unique self-developed projects will initially focus on low to medium budget films (below $ 25,000,000 production cost).

STEREOVISION ENTERTAINMENT PRODUCTIONS

The film content production business is very capital intensive and StereoVision will need to raise and secure significant equity and/or debt financing to implement its specific production objectives.  If the Company receives such financing, it anticipates producing and/or co-producing cutting edge, commercially successful independent feature length film productions in all genres.  Financing for these productions, when possible, will be accomplished through off balance sheet  partnerships or joint ventures in order to minimize company risk. When feasible, StereoVision anticipates each production will be structured as a stand-alone limited liability company, thus diminishing the equity dilution impact on the Company. StereoVision intends to act as the executive producer of each film project and to collect the customary up front executive producer’s fee. There is no assurance that StereoVision can secure financing to produce films or even if films are produced that they can be profitably distributed.

BUSINESS EXPANSION; CAPITAL GROWTH

StereoVision intends to position itself to evolve into a vertically integrated, diversified multimedia entertainment company with an initial concentration on low to medium budget 3-D and 2-D films. StereoVision intends to finance its business expansion initially through working capital injections of equity as well as borrowings to finance its films. The Company can give no assurance that any attempt to borrow funds or offer its equity securities for sale will be successful.  If the Company is unable to successfully raise debt and/or equity financing its ability to fund its business plan would be significantly limited.

The ability of StereoVision to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment content and ancillary products for traditional real-world distribution channels including, but not limited to, retailers,  television, theatres and home markets and newly emerging distribution channels such as the Internet.

StereoVision intends to produce and develop 3-D and 2-D films and DVD’s in all genres for its library, as well as to acquire additional film assets. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, it will be subject to substantial financial risks relating to content. StereoVision expects that it will typically be required to pay for the production of film content during the production period prior to release and will most likely be able to recoup these costs and make profits from revenues from ticket sales within to 18 to 24 months following release. The company will, however, always seek to arrange presales to both foreign and domestic buyers such as studios, distribution companies, cable networks, equity partners etc. It will also seek to negotiate product integration arrangements as well as take advantage of tax subsidies in the locations in which it films.

StereoVision anticipates generating revenues from several sources, including production and distribution of new and existing independent 3-D and 2-D feature films, TV movies and direct to DVD films and licensing of video game rights.  The company will also license the rights to its products for ancillary markets where appropriate.

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

StereoVision expects that it will require significant additional equity and/or credit financing prior to becoming cash self-sufficient which could lead to further dilution.  There can be no assurances that the Company will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favourable or acceptable to it. StereoVision does not have any commitments for additional financing. The Company’s ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control.  If the Company does not obtain adequate financing or such financing is not available on acceptable terms, its ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited.  StereoVision's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

GOVERNMENT REGULATION

The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. SVEI plans to submit its pictures for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "PG 13."

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

RISK OF LOW-PRICED STOCKS

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving “a penny stock.”

Currently, the Company’s Common Stock is considered a penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company’s Common Stock in the secondary market.  In addition, the market liquidity for the Company’s securities may be severely adversely affected, with concomitant adverse effects on the price of the Company’s securities.

Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “SEC”) relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt.  A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities.  In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

A portion of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home DVD with films to be produced by the Company. Most of SVEI's competitors have operating histories, larger customer bases and significantly greater financial, marketing and other resources. Certain of SVEI's competitors have the financial resources to devote greater resources to marketing and promotional campaigns and devote substantially more resources to technology development. Increased competition may result in reduced operating margins.

EMPLOYEES

As of November 14,2008, SVEI employed three employees. SVEI considers its employee relations to be satisfactory at present.

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

On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent was $6,000 per month. The first five months rent was paid for by the issuance of 300,000 shares of restricted stock at a value pf $. 10 per share which was issued in the company’s third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company. Payments by the company for this housing totaled $28,870 for the fiscal year ended June 30, 2008. In March, 2008, the Board approved a new three year contract for Mr. Honour which includes payment for his housing at the rate of $4,500 per month as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

ITEM 3.   LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At June 30, 2008 and 2007, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of June 30, 2008, the stock has not been issued.

The Company has brought a defamation action against Ed Meyer and Adirondack Pictures. A cross complaint has been filed by Adirondack against the Company alleging claims for breach of contract, intentional misrepresentation and declaratory relief. The Company has answered the cross-complaint, denying all of the material allegations and intends to vigorously defend the claims made.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2008.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company’s Common Stock is traded on the NASDAQ OTC Bulletin Board market under the symbol “SVSN.”  The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years.  Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB.  The price for the common stock has approximately ranged in price as follows:

Quarter Ended	High	Low

September 30, 2006	$0.10	$0.07
December 31, 2006	$0.10	$0.05
March 31, 2007	$0.28	$0.05
June 30, 2007	$0.70	$0.19
September 30, 2007	$0.40	$0.39
December 31, 2007	$0.20	$0.17
March 31, 2008	$0.28	$0.28
June 30, 2008	$0.25	$0.25

The number of shareholders of record of the Company’s Common Stock as of November  15, 2008 was approximately 900.

DIVIDENDS

SVEI has never paid a cash dividend on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of SVEI not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon SVEI's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

TRANSFER AGENT

The Company has appointed Holladay Stock Transfer, Inc., with offices at 2939 North 67th Place, Scottsdale, Arizona, 85215, phone number 480-481-3940, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2007, the Company issued 564,629 restricted common shares as follows:  220,000 shares to The Investor Relations Group (under the names of two individuals) for commencement of IR/PR work, valued at $.35 per share for total expenses of $77,000; 200,000 shares to the Lichtman Group for agency services valued at $.325 per share for expense of $65,000; 100,000 shares as a loan origination fee valued at $.35 per share for expense of $35,000; 37,879 shares to cover accrued rent of $12,500 at $.325 per share; and 6,750 shares to cover a shortfall from a previous issuance.

During the quarter ended December 31, 2007, the Company issued a total of 800,000 restricted shares as follows: 100,000 restricted common shares at a per share price of $.22 to each of its five Board members for serving on the Board; 300,000 shares to replace a lost certificate.

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

During the quarter ended June 30, 2008, the Company issued 500,000 restricted shares as follows: 200,000 shares to a shareholder for cash at a price of $.25 per share; 100,000 shares to a shareholder at a value of $.28 per share as payment of four months interest on his $700,000 loan to the Company; 100,000 shares at a value of $.35 per share to a newly elected Board member; and 100,000 shares at a value of $.35 per share to the newly appointed President of the Company’s newly established Puerto Rico subsidiary.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

As a development stage company, SVEI has minimal historical operations, no revenues and negative cash flows. In order to satisfy cash requirements for SVEI's production and revenue goals, management must obtain working capital through either debt or equity financing which will lead to further dilution.

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

Results of Operations - There were no revenues from sales for the two years ended June 30, 2008 and 2007. SVEI has sustained a net loss of approximately $1,333,000 for the year ended June 30, 2008, which was largely attributable to payments in cash and stock  for acquisition of scripts, interest on debt, investor relations and third party consulting fees, office rent,  housing,  car and consulting fees for the CEO and accrued salaries. .From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has developed a detailed plan of operations to exploit the opportunities it sees in the entertainment industry and to take advantage of the skills and experience of its management team. On a preliminary basis, the Company estimates that it will require approximately $1,500,000 over a period of 12 months to fund initial development of existing projects as well as operate the company. In order to fund the actual production of a feature film, the Company estimates it will require approximately up to an additional $25,000,000 which it will obtain from a variety of sources including partner distributors, tax rebates for on site production in certain jurisdictions as well as debt and equity sources. The Company may attempt to arrange joint ventures with studios to facilitate the development of new movies.

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2008,the Company received approximately $575,000 from related party loans and $50,000 from the private placement of unregistered shares with individuals. There can be no assurances that additional loans will be forthcoming from officers, directors, or shareholders or that the Company will be able to successfully sell shares.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Controls

Based on this evaluation as of June 30, 2008, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company’s fiscal year ending June 30, 2007. Mr. Theodore Botts was appointed a member of the Board as well as Chief Financial Officer of the Company on August 1, 2007. He resigned from both those positions on September 19, 2008. Mr. Douglas Schwartz, Chairman of the Board (and subsequently, Co Chairman) and Chief Production Officer resigned from both those positions on September 20, 2008. Governor Carlos  Romero Barcelo was elected to the Board in March, 2008. Mr. Lawrence Biggs was appointed Chief Executive Officer and to the Board on July 25, 2008. He resigned from both those positions on September 16, 2008. Mr. Anthony Munafo was elected to the Board and appointed Chief Operating Officer on August 6, 2008. Mr. John Honour, Co Chairman was appointed by the Board to be interim CEO on September 19, 2008 and to the positions of Chairman and interim CFO in a Board meeting on September 22. At that same board meeting, Steven Curran and Michael Hippert were elected to the Board and Gov. Romero Barcelo was elected to the position of Vice Chairman. Messrs. Hippert and Bodziak resigned their positions as board members effective November 11, 2008..

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following table sets forth the name, age, and position of each executive officer and director of the Company: as of November 14, 2008:

Name of Director	Age	Current Position	Position Held Since
Gov. Carlos Romero Barcelo	72	Vice Chairman, Director	March, 2008
Jack Honour	57	Chairman, (Interim) CEO	June, 2001
Anthony Munafo	47	COO, Director	August, 2008
Herky Williams	53	Secretary/Treasurer, Director	May, 2000
Steven Curran	54	Director	Sept., 2008

Jack Honour, Chairman, President and CEO, CFO

Mr. Honour has been the driving force behind the Company’s vision and strategy. He founded the Company in 1999 in order to capitalize on what he saw as the emerging transition from traditional entertainment to state of the art multimedia entertainment. His diverse career has included starting a number of businesses in Restaurant Management, Real Estate and an Import/Export Trading Company. Since he founded StereoVision Vision Entertainment he has gathered together the management team and Board of Directors necessary to develop the various facets of the business. In addition, Mr. Honour has succeeded in identifying attractive projects for the Company and forging close relationships with key strategic partners.

Steven Williams, Secretary and Treasurer, Director

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

Governor Carlos Romero Barcelo, Vice Chairman

Gov. Romero is the former two time governor of Puerto Rico, two term mayor of San Juan and two term US congressman. He is a leading political and business figure in Puerto Rico. He has been instrumental in helping the Company establish itself there in preparation for its plans to build up a local post production facility to support the ambitious plans to make Puerto Rico a leading destination for film makers.

Anthony Munafo, Chief Operating Officer, Director

Mr. Munafo began his career in financial services in 1983 as a broker with Merrill Lynch and continued in that role with Alex Brown until 1991 when he joined the Baltimore office of Morgan Stanley. In 2000 he joined a local boutique investment bank, Observation Capital in their corporate finance division where he remained until 2002. Since that time he has managed his own financial services firm, A.M. Capital Partners. During his career, Mr. Munafo has assisted many different companies with various types of debt and equity offerings.

Steven Curran, Director

Steve Curran is a prominent Dallas businessman. He was President of Marlin Financial from 2002 - 2007. For the past year he has been developing oil and gas deals in Dallas. Steve studied at the University of Texas in Austin

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, nor does it have an audit committee. The board of directors believes that its members are financially literate and experienced in business matters, and that one or more members are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting.. However, the board of directors believes that there is not any member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that it is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Conflicts of Interest

Certain conflicts of interest existed at June 30, 2008 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention.  Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Board Meetings and Committees

Our Board of Directors conducts its business through telephonic meetings of the Board. During the fiscal year ended June 30, 2008, the Board consisted of six individuals. As of November 14, 2008 it consists of four individuals.

The Board does not currently have any committees, but intends to establish an audit committee and a compensation committee as soon as formal operations commence.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have an independent “financial expert” on the board.

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

ITEM 10.   EXECUTIVE COMPENSATION

None of the executive officers’ annual salary and bonus exceeded $200,000 during any of the Company’s last two fiscal years and no Officer has received any cash salary payments. For the twelve months ended June 30, 2008, the Chief Executive Officer  accrued a salary at the rate of $200,000 per year plus received benefits (housing, car, moving expenses, consulting fees, etc.) totaling approximately $80,000. The only other salaried officer during the period, the CFO, has offered to waive his $150,000 salary for the entire period. upon reimbursement of expenses totaling $9,758.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 24,480,154 shares of issued and outstanding Common Stock of the Company as of November 14, 2008 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of	Nature of
Beneficial Owners / Directors	Ownership	Shares Owned	Percent

All Executive Officers
and Directors as a Group *
(5 persons)	Common	8,926,784	34.57.%
Anthony Munafo	Common	565,850	2.31%
John Honour	Common	7,024,934	28.70%
Herky Williams	Common	671,000	2.74%
Gov. Carlos Romero Barcelo	Common	100,000	0.41%
Steven Curran	Common	100,000	0.41%
*The address of all five officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2008 and 2007, the company owed $795,079 and $206,549 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12%  $700,000 is due and payable on February 21, 2009..

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of MR. John Honour’s SVEI stock. Interest of $7,000 per month is due and payable monthly.  At June 30, 2008 the total amount due on this loan was $706,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  The $700,000 note is convertible at the option of the lender on the due date at a per share price

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

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

3.4 *	Bylaws of the Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
3.5 *	Articles of Incorporation of SVE Merger, Inc. filed with the State of Nevada on December 23, 1999.
3.6 *	Bylaws of SVE Merger, Inc.
4.1 *	Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
4.2 *	Specimen Stock Certificate of SVE Merger, Inc.
10.1*	Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.
31	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed on August 9, 2000.

(a)  Reports on Form 8-K filed.

There were no form 8 K’s filed during the fiscal year ended June 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company’s Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2008	Fiscal year ending June 30, 2007
Audit Fees	$29,351	$15,952
Audit Related Fees	NIL	NIL
Tax Fees	480	200
All Other Fees	NIL	NIL

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

JUNE 30, 2008 AND 2007

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
June 30, 2008 and 2007	F - 3

Statements of Operations for the
Years Ended June 30, 2008 and 2007 and the Cumulative
Period May 5, 1999 (inception) to June 30, 2008	F - 5

Statement of Stockholders' Equity for the
Period May 5, 1999 (Inception) to June 30, 2008	F - 6

Statements of Cash Flows for the
Years Ended June 30, 2008 and 2007 and the Cumulative
Period May 5, 1999 (Inception) to June 30, 2008	F - 20

Notes to Financial Statements	F - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2008 and 2007 and the related statements of operations, and cash flows for the years ended June 30, 2008 and 2007 and the cumulative period May 5, 1999 (inception) to June 30, 2008 and the statement of stockholders equity for the period from May 5, 1999 (inception) to June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc.  (a development stage company) as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and the cumulative period May 5, 1999 (inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
November 13, 2008

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
 BALANCE SHEETS

ASSETS:	June 30,
	2008	2007
Current Assets:
Cash	$4,341	$139,202
Prepaid Expense	6,750	-
Total Current Assets	11,091	139,202

Fixed Assets:
Office Equipment	16,745	13,745
Less Accumulated Depreciation	(14,375)	(13,745)
Net Fixed Assets	2,370	-

Intangible and Other Non- Current Assets:
Investment in JamOakie	11,893	11,893
Films, Manuscripts, Recordings and Similar Property	406,750	24,000
Net Intangible and Other Non-Current Assets	418,643	35,893

Total Assets	$432,104	$175,095

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$188,510	$132,920
Accrued Expenses	613,790	285,072
Lawsuit Payable	32,411	32,411
Loans from Shareholders	795,079	206,549
Total Current Liabilities	1,629,790	656,952

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 22,720,138 shares at June 30, 2008
and 20,305,509 shares at June 30, 2007	22,720	20,306
Common Stock to be Issued, 56,000 shares at
June 30, 2008 and 2007	96	56
Additional Paid in Capital	15,334,465	14,719,319
Deficit Accumulated During the Development Stage	(16,554,967)	(15,221,538)
Total Stockholders' Equity	(1,197,686)	(481,857)

Total Liabilities and Stockholders' Equity	$432,104	$175,095

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2008	2007	Stage

Revenues	$-	$-	$-

Expenses
Research & Development	-	-	293,000
General & Administrative	316,676	209,234	8,918,314
Salaries & Consulting	892,949	240,936	6,279,813
Advertising & Promotion	-	-	418,423
Loss on Investment	-	-	558,191
Lawsuit Settlement	6,600	-	111,511

Operating Loss	(1,216,225)	(450,170)	(16,579,252)

Other income (expense):
Interest income	2,561	-	2,561
Interest expense	(118,965)	(7,406)	(566,252)
Forgiveness of debt	-	414,122	414,122
Investment Fee	-	-	(75,000)
Loss on Sale of Assets	-	-	(15,883)
Write off of Note Receivable	-	-	(191,701)
Gain on Forgiveness of Debt	-	-	48,516
Gain (Loss) on Available for Sale
Securities	-	-	412,772
Total Other Income (expense)	(116,404)	406,716	29,135

Net Loss Before Taxes	(1,332,629)	(43,454)	(16,550,117)

Income Tax Expense	(800)	(800)	(4,850)

Net Loss	$(1,333,429)	$(44,254)	$(16,554,967)

Basic & Diluted loss Per Share	$(0.06)	$-

Weighted Average	21,453,676	17,359,979

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
May 5, 1999 Stock Issued for Services
and Payment of Accounts Payable	1,530,000	$1,530	$-	$3,470	$-

Net Loss	-	-	-	-	(144,977)

Balance at June 30, 1999	1,530,000	1,530	-	3,470	(144,977)

Retroactive Adjustment for 25:1
Stock Split May 30, 2003	(1,468,800)	(1,469)	-	1,469	-

Restated Balance June 30, 1999	61,200	61	-	4,939	(144,977)

December 2, 1999 Stock Issued in
Exchange for Assets	58,800	59	-	4,011,841	-

December 3, 1999 Stock Issued in
Connection to Merger with Kestrel
Equity Corporation	48,000	48	-	(112,114)	-

December 31, 1999 Stock Issued
for Services	14,000	14	-	699,986	-

February 14, 2000 Stock Issued
for Services	4,000	4	-	99,996	-

April 17, 2000 Stock Issued for
Services	4,000	4	-	99,996	-

May 4, 2000 Stock Issued for Cash	2,200	2	-	54,998	-

June 2, 2000 Stock Issued for Services	4,000	4	-	99,996	-

June 30, 2000 Stock Issued for Cash	1,420	2	-	35,498	-

Net Loss	-	-	-	-	(2,680,213)

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
Balance at June 30, 2000	197,620	$198	$-	$4,995,136	$(2,825,190)

September 13, 2000 Stock Issued for
Conversion of notes payable	5,000	5	-	141,245	-

September 29, 2000 Stock Issued for
Advertising	4,000	4	-	94,996	-

October 27, 2000 Stock Issued for
Advertising	500	-	-	12,500	-

November 15, 2000 Stock Issued for
Conversion of Note Payable	32,000	32	-	407,106	-

November 22, 2000 Stock Issued for
Conversion of Note Payable	2,000	2	-	24,998	-

November 22, 2000 Stock Issued for
Consulting	4,080	4	-	101,996	-

December 4, 2000 Stock Issued for
Services	400	-	-	10,200	-

December 14, 2000 Stock Issued for
Services	4,000	4	-	105,996	-

January 23, 2001 Stock Issued for
Cash	600	1	-	14,999	-

January 30, 2001 Stock Issued for
Services	4,724	4	-	64,946	-

March 10, 2001 Stock Issued for
Services	8,000	8	-	153,992	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
April 9, 2001 Stock Issued for
Advertising	3,600	$4	$-	$49,496	$-

April 18, 2001 Stock Issued for
Acquisition of Wilfield Entertainment	16,000	16	-	219,984	-

May 25, 2001 Shares Cancelled for
Non-Performance of Advertising and
Services	(14,000)	(14)	-	(328,486)	-

June 1, 2001 Shares Issued for
Conversion of Notes Payable	840	1	-	7,512	-

June 15, 2001 Shares Issued for
Services	1,000	1	-	14,999	-

June 28, 2001 Shares Issued for
Advertising	4,000	4	-	59,996	-

June 28, 2001 Shares Issued for
Services	6,000	6	-	89,994	-

June 29, 2001 Shares Issued for
Conversion of Notes Payable	34,000	34	-	224,966	-

Net Loss	-	-	-	-	(4,572,325)

Balance at June 30, 2001	314,364	314	-	6,466,571	(7,397,515)

July 3, 2001 Shares Issued for Expense	1,000	1	-	9,999	-

July 3, 2001 Shares Issued for Services	5,000	5	-	74,995	-

July 25, 2001 Shares Issued for Cash	1,600	1	-	19,999	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
July 30, 2001 Shares Issued for
Consulting	4,400	$4	$-	$45,096	$-

August 29, 2001 Shares Issued for
Interest on Notes Payable	13,400	13	-	100,487	-

September 10, 2001 Shares Issued for
Services	800	1	-	5,999	-

September 10, 2001 Shares Issued for
Conversion of Note Payable	4,000	4	-	25,596	-

September 25, 2001 Shares Canceled
For Non-Performance of Contract	(4,000)	(4)	-	70,536	-

September 27, 2001 Shares Issued for
Services	101,000	101	-	1,136,149	-

September 27, 2001 Shares Issued for
Cash and Commission	2,000	2	-	24,998	-

October 2, 2001 Shares Issued for
Services	18,000	18	-	242,982	-

October 31, 2001 Shares Issued for
Conversion of Note Payable	10,182	10	-	89,085	-

November 1, 2001 Shares Issued for
Services	2,825	3	-	14,123	-

November 7, 2001 Shares Issued for
Conversion of Note Payable	8,910	9	-	55,676	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
December 19, 2001 Shares Issued for
Services	44,000	$44	$-	$153,956	$-

December 19, 2001 Shares Issued for
Conversion of Note Payable	6,820	7	-	23,863	-

December 20, 2001 Shares Issued for
Services	30,000	30	-	157,470	-

January 15, 2002 Shares Issued for
Cash	12,000	12	-	99,988	-

January 24, 2002 Shares Issued for
Previous Conversion of Note Payable	55,660	56	-	(57)	-

February 25, 2002 Shares Issued for
Previous Conversion of Note Payable	63,525	64	-	(64)	-

April 10, 2002 Shares Issued for
Conversion of Note Payable	9,920	10	-	32,617	-

April 15, 2002 Shares Issued for Rent	2,000	2	-	3,998	-

April 15, 2002 Shares Issued for Cash	4,000	4	-	2,996	-

April 29, 2002 Shares Issued for
Project Agreement	8,000	8	-	11,992	-

April 29, 2002 Shares Issued for
Consulting	4,000	4	-	5,996	-

May 8, 2002 Shares Issued for Cash	4,000	4	-	2,496	-

May 24, 2002 Shares Issued for
Consulting	4,000	4	-	3,496	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
May 30, 2002 Shares Issued for
Project Agreement	4,000	$4	$-	$2,996	$-

June 24, 2002 Shares Issued for Cash	4,000	4	-	7,496	-

Net Loss	-	-	-	-	(1,066,683)

Balance at June 30, 2002	739,406	739	-	8,891,530	(8,464,198)

July 1, 2002 Shares Issued for Cash	34,000	34	-	9,466	-

July 8, 2002 Shares Issued for
Interest on Debt Retirement	85,344	85	-	81,582	-

December 20, 2002, Shares returned
to treasury and cancelled	(20,000)	(20)	-	20	-

December 23, 2002, Shares
Cancelled for non-performance of
Services	(104,000)	(104)	-	(1,054,396)	-

January 1, 2003, Shares Issued for
Services	494,000	494	-	370,006	-

March 18, 2003, Shares Issued for
Services	52,600	53	-	26,247	-

March 26, 2003, Shares Issued for
Conversion of Debt	160,000	160	-	274,772	-

March 26, 2003, Shares Issued for
Services	13,200	13	-	6,587	-

May 9, 2003, Shares Issued for
Services	101,600	102	-	25,298	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
May 29, 2003, Shares Issued for
Services	108,000	$108	$-	$121,932	$-

June 2, 2003, Shares Issued for
Services	38,000	38	-	42,902	-

June 2, 2003, Shares Issued for
Conversion of Debt	88,000	88	-	19,912	-

June 3, 2003, Shares Cancelled for
Non-Performance of Service	(12,000)	(12)	-	(56,988)	-

June 12, 2003, Shares Issued for
Services	2,000,000	2,000	-	598,000	-

June 20, 2003, Shares Issued for
Services	10,000	10	-	5,990	-

June 25, 2003, Shares Issued for
Conversion of Debt	40,000	40	-	15,451	-

Net Loss	-	-	-	-	(1,447,447)

Balance at June 30, 2003	3,828,150	3,828	-	9,378,311	(9,911,645)

July 1, 2003, Shares Issued for
Services	100,000	100	-	47,900	-

July 8, 2003 Loan Converted to Shares	30,000	30	-	8,875	-

July 9, 2003, Shares Issued for
Services	70,000	70	-	23,930	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

September 11, 2003, Shares Issued
for Services	218,000	$218	$-	$101,382	$-

September 17, 2003, Shares Issued
for Services	100,000	100	-	51,900	-

September 29, 2003, Shares Issued
for Services	710,000	710	-	403,990	-

October 1, 2003, Shares Issued for
Cash	200,000	200	-	55,300	-

October 1, 2003, Shares Issued for
Services	20,000	20	-	4,980	-

November 17, 2003, Shares
Canceled for Non-Performance	(100,000)	(100)	-	(47,800)	-

December 2, 2003, Shares Issued for
Services	1,223,072	1,223	-	210,277	-

January 12, 2004, Shares Issued for
Services	90,000	90	-	53,910	-

January 20, 2004, Shares Issued for
Conversion of Note Payable	200,000	200	-	34,846	-

February 2, 2004, Shares Issued for
Cash	400,000	400	-	99,600	-

February 9, 2004, Shares Canceled
for Non-Performance	(20,000)	(20)	-	(4,980)	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
March 9, 2004, Shares Issued for
Cash	25,000	$25	$-	$12,475	$-

March 9, 2004, Shares Issued for
Rent and Accounts Payable	100,000	100	-	24,900	-

March 9, 2004, Shares Canceled for
Non-Performance	(156,000)	(156)	-	(75,276)	-

March 11, 2004, Shares Issued for
Services	345,000	345	-	689,655	-

April 7, 2004, Shares Issued for
Services	60,000	60	-	122,740	-

April 7, 2004, Shares Issued for
Cash	375,000	375	-	214,495	-

April 7, 2004, Loan Converted to
Shares	30,000	30	-	14,169	-

April 14, 2004, Shares Issued for
Cash	100,000	100	-	25,000	-

May 6, 2004, Shares Issued for
Cash	10,000	10	-	4,990	-

May 25, 2004, Shares Issued for
Services	50,000	50	-	40,450	-

June 8, 2004, Shares Issued for
Investment Expense	100,000	100	-	74,900	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

June 16, 2004, Shares Issued for
Services	240,000	$240	$-	$79,761	$-

Cancellation of Stock Options for
Non-Performance	-	-	-	487,500	-

Net Loss	-	-	-	-	(2,945,325)

Balance at June 30, 2004	8,348,222	8,348	-	12,138,180	(12,856,970)

July 13, 2004, Shares issued for
Consulting	128,333	128	-	54,805	-

July 22, 2004, Shares issued for
Consulting	280,000	280	-	121,920	-

July 31, 2004, Shares issued for cash	100,000	100	-	24,870	-

August 9, 2004, Shares issued for
Consulting	620,000	620	-	183,380	-

August 26, 2004 Shares issued for cash	100,000	100	-	24,900	-

August 30, 2004 Shares issued for cash	200,000	200	-	49,800	-

August 30, 2004, Shares issued for
Consulting	70,000	70	-	17,430	-

September 17, 2004, Shares issued for
Services	136,000	136	-	82,464	-

December 8, 2004, Shares issued for
Services	36,000	36	-	17,964	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

December 15, 2004, Shares Issued for
Services	45,000	$45	$-	$19,955	$-

December 15, 2004, Loans Converted
To Shares	103,300	103	-	38,897	-

December 17, 2004, Shares issued for
Services	5,000	5	-	1,845	-

January 24, 2005, Shares issued for
Services	15,000	15	-	3,735	-

January 24, 2005, Shares issued for
Cash	20,000	20	-	4,980	-

February 1, 2005, Shares issued for
Cash	120,000	120	-	24,880	-

February 22, 2005, Shares issued for
Cash	20,000	20	-	4,980	-

March 30, 2005, Shares issued for
Services	355,000	355	-	163,745	-

March 30, 2005, Shares issued for
Accounts payable	100,000	100	-	24,900	-

April 4, 2005, Shares issued for
Services	20,000	20	-	6,980	-

Shares to be issued for payroll	-	-	267	266,399	-

Shares to be issued for Investment
In JamOakie Productions, Inc.	-	-	20	5,980	-

Shares to be issued for expenses	-	-	100	34,900	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

Shares to be issued for conversion of
Loans payable	-	$-	$153	$31,847	$-

Net Loss	-	-	-	-	(1,833,011)

Balance at June 30, 2005	10,821,855	10,821	540	13,349,736	(14,689,981)

August 24, 2005 - Shares issued for
payroll - authorized in prior year	266,666	267	(267)	-	-

August 24, 2005 - Shares issued for
accrued consulting	15,000	15	-	14,985	-

February 15, 2006 - Shares issued for
investment in JamOakie Productions,
Inc. - authorized in prior year	20,000	20	(20)	-	-

February 15, 2006 - Shares issued for
conversion of loans payable -
authorized in prior year	137,000	137	(137)	-	-

February 15, 2006 - Shares issued for
conversion of loans payable	832,083	832	-	84,043	-

February 15, 2006 - Shares issued for
expenses	277,500	278	-	23,579	-

March 17, 2006 - Shares returned to
treasury and cancelled	(50,000)	(50)	-	50

April 18, 2006 - Shares returned to
treasury and cancelled	(100,000)	(100)	-	100	-

April 18, 2006 - Shares issued for
conversion of loans payable	50,000	50	-	4,950	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

May 30, 2006 - Shares issued for
conversion of loans payable	2,749,972	$2,750	$-	$273,047	$-

June 29, 2006 - Shares issued for
consulting expense	200,000	200	-	19,800	-

June 29, 2006 - Shares issued for
conversion of loans payable	25,000	25	-	2,475	-

Shares to be issued for loans payable	-	-	40	3,960	-

Net Loss	-	-	-	-	(487,303)

Balance at June 30, 2006	15,245,076	15,245	156	13,776,725	(15,177,284)

July 7, 2006 - Shares issued for cash	100,000	100	-	7,900	-

July 24, 2006 - Shares issued for cash	16,250	16	-	1,284	-

July 27, 2006 - Shares issued for cash	125,000	125	-	9,875	-

September 13, 2006 - Shares issued for
cash	50,000	50	-	3,975	-

October 12, 2006 - Shares issued for
accounts payable and accrued
expenses	575,000	575	(100)	47,025	-

November 1, 2006 - Shares issued for
accrued expenses	70,000	70	-	6,930

November 14, 2006 - Shares issued
for cash	28,600	29	-	1,971	-

December 8, 2006 - Shares issued for
cash	41,250	41	-	2,859	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
December 11, 2006 - Shares issued for
cash	50,000	50	-	3,450	-

December 11, 2006 - Shares issued for
legal expenses	50,000	50	-	4,950	-

January 31, 2007 - Shares issued for
loans payable	20,000	20	-	1,980	-

February 8, 2007 - Shares issued for
accrued salary	2,000,000	2,000	-	198,000	-

February 27, 2007 - Shares issued for
loans payable	305,000	305	-	30,195	-

February 27, 2007 - Shares issued for
cash	75,000	75	-	6,425	-

March 28, 2007-Shares issued for cash	500,000	500	-	24,500	-

March 28, 2007 - Shares issued for
consulting services	100,000	100	-	9,900	-

April 2, 2007 - Shares issued for cash	625,000	625	-	108,565	-

April 5, 2007 - Shares issued for
consulting services	206,000	206	-	20,394	-

April 23, 2007 - Shares issued for cash	123,333	124	-	39,875	-

Accrued expenses converted to
contributed capital	-	-	-	412,541	-
Net loss	-	-	-	-	(44,254)
Balance at June 30, 2007	20,305,509	20,306	56	14,719,319	(15,221,538)

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
July 12, 2007 - Shares issued for
consulting expense	200,000	200	-	64,800	-

September 11, 2007 - Shares issued for
investor relations expense	220,000	220	-	76,780	-

September 19, 2007 - Shares issued for
loan fees	100,000	100	-	34,900	-

September 19, 2007 - Shares issued for
accrued rent	37,879	37	-	12,463	-

September 19, 2007-Additional shares
related to prior issuance	6,750	7	-	(7)	-

October 15, 2007 - Shares issued for
board of directors fees	500,000	500	-	109,500	-

February 12, 2008 - Shares issued for
consulting expense	100,000	100	-	19,900	-

February 12, 2008 - Shares issued for
investment in Booty 3D	200,000	200	-	31,800	-

February 12, 2008 - Shares issued for
loan fees	100,000	100	-	17,900	-

February 12, 2008 - Shares issued for
investor relations fees	250,000	250	-	44,750	-

February 28, 2008 - Shares issued for
investment in Booty 3D	100,000	100	-	26,900	-

March 6, 2008 - Shares issued for
investment in Kung Fu U 3D	100,000	100	-	17,900	-

April 22, 2008 - Shares issued for
interest expense	100,000	100	-	27,900	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
May 8, 2008 - Shares issued for
consulting expense	100,000	100	-	34,900	-

May 8, 2008 - Shares issued for
board of directors fees	100,000	100	-	34,900	-

June 20, 2008 - Shares issued for
cash	200,000	200	-	49,800	-

Shares recorded but not yet issued for
investor relation fees	40,000	-	40	10,060	-

Net loss	-	-	-	-	(1,333,429)

Balance at June 30, 2008	22,760,138	$22,720	$96	$15,334,465	$(16,554,967)

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,333,429)	$(44,254)	$(16,554,967)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization	630	-	3,537,058
Issuance of Common Stock for Expenses	478,100	35,600	6,836,685
Stock Issued for Payment of Accounts Payable	-	5,500	50,500
Stock Issued for accrued expenses	12,500	200,000	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized gain on trading investments	-	-	(412,773)
Loss on sale of assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	-	(48,516)
Cash acquired in merger	-	-	332
Forgiveness of debt	-	(414,122)	(414,122)

Change in operating assets and liabilities:
Prepaid Expense	(6,750)	-	(6,750)
Investment in films, manuscripts, recordings
and similar property	(305,750)	(24,000)	(601,758)
Accounts Payable	55,590	(5,372)	342,746
Accrued Expenses	328,718	47,205	1,163,189
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in operating activities	(770,391)	(199,443)	(4,449,915)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment	-	-	(5,892)
Purchase of equipment	(3,000)	-	(16,745)
Proceeds from sale of assets	-	-	51,117
Proceeds from sale of investments	-	-	565,773

Net cash provided (used) in investing activities	(3,000)	-	594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2008	2007	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$588,530	$137,235	$2,659,792
Proceeds from issuance of common stock	50,000	203,225	1,136,211
Proceeds from issuance of short-term notes	-	-	64,000
Bank Overdraft	-	(1,815)	-

Net Cash Provided by Financing Activities	638,530	338,645	3,860,003

Net (Decrease) Increase in Cash	(134,861)	139,202	4,341
Cash at Beginning of Period	139,202	-	-

Cash at End of Period	$4,341	$139,202	$4,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,877	$-	$68,676
Income taxes	$7,670	$-	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$59,000	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$18,000	$-	$18,000
Notes Payable Converted to Stock	$81,500	$81,500	$1,710,608

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $16,555,000 for the period from May 5, 1999 (inception) to June 30, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meeting its minimal operating expenses as they have done in the past.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of June 30, 2008, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company intends to position itself to evolve into a vertically integrated, diversified media entertainment company.  The Company anticipates generating revenues from several sources, including production of new feature films in both 3-D and 2-D format for theatrical and direct to DVD release, as well as expanding into other areas of the entertainment industry including the licensing of its film rights to the video gaming industry.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at June 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the quarters ended June 30, 2008 and 2007, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2008 and 2007 and are thus not considered. At June 30, 2008 and 2007, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of June 30, 2008 and  2007, the Company had $406,750 and $24,000 in film costs that are in the development stage or pre-production stage.

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

NOTE 2 - INCOME TAXES

As of June 30, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $16,555,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$2,483,250	$2,283,150
Valuation Allowance	(2,483,250)	(2,283,150)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$200,100	$6,600
Increase (Decrease) in Valuation Allowance	(200,100)	(6,600)
	$-	$-

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the twelve months ended June 30, 2008 and 2007, rent expense was $32,000 and $30,000, respectively.

On March 7, 2007, the Company signed a ten month residential lease on behalf of its Chairman and CEO, John Honour. The monthly rent was $6,000 per month. The first five months rent was paid for by the issuance of 300,000 shares of restricted stock at a value pf $. 10 per share which was issued in the company’s third quarter. The issuance of these shares was offset against existing shareholder loans by Mr. Honour to the Company. Payments by the company for this housing totaled $28,870 for the fiscal year ended June 30, 2008. In March, 2008, the Board approved a new benefits package for Mr. Honour which includes payment for housing at the rate of $4,500 per month as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 per year.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of June 30, 2008 and 2007, the company owed $795,079 and $206,549 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of Mr. John Honour’s shares. Interest of $7,000 per month is due and payable monthly.  At June 30, 2008 the total amount due on this loan was $706,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  The $700,000 note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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

During the quarter ended September 30, 2006, the Company sold 291,250 restricted common shares to four individuals for a total of $23,325 at a price of $.08 per share.  The Company issued 225,000 of those shares during the quarter.

During the quarter ended December 31, 2006 the Company issued 881,100 new unregistered shares of its common stock as follows: 575,000 shares in payment for $82,500 of accrued rent for the period February 1, 2004 to October 31, 2006; 119,850 shares for loans of $ 8,400 to the Company during the quarter at an average  price of $.07 per share; 70,000 shares for accrued expenses of $7,000 at a price of $.10 per share; 66,250 shares for past loans to the Company in the amount of $5,325 at a price of $.08 per share; and 50,000 shares for legal services valued at $5,000 at a price of $.10 per share.

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

During the quarter ended September 30, 2007, the Company issued 564,629 restricted common shares as follows:  220,000 shares to The Investor Relations Group (under the names of two individuals) for commencement of IR/PR work, valued at $.35 per share for total expenses of $77,000; 200,000 shares to the Lichtman Group for agency services valued at $.325 per share for expense of $65,000; 100,000 shares as a loan origination fee valued at $.35 per share for expense of $35,000; 37,879 shares to cover accrued rent of $12,500 at $.325 per share; and 6,750 shares to cover a shortfall from a previous issuance.

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

During the quarter ended June 30, 2008, the Company issued 500,000 restricted shares as follows: 200,000 shares to a shareholder for cash at a price of $.25 per share; 100,000 shares to a shareholder at a value of $.28 per share as payment of four months interest on his $700,000 loan to the Company; 100,000 shares at a value of $.35 per share to a newly elected Board member; and 100,000 shares at a value of $.35 per share to the newly appointed President of the Company’s Puerto Rico subsidiary.

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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 - STOCK OPTIONS (continued)

At June 30, 2008 and 2007, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At June 30, 2008 and 2007, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of June 30, 2008, the stock has not been issued.

The Company has brought a defamation action against Ed Meyer and Adirondack Pictures. A cross complaint has been filed by Adirondack against the Company alleging claims for breach of contract, intentional misrepresentation and declaratory relief. The Company has answered the cross-complaint, denying all of the material allegations and intends to vigorously defend the claims made.

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of June 30, 2008 and 2007, the Company had $406,750 and $24,000 invested in film projects that are in the development  or pre-production stage.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: November 14, 2008	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th   day of November 2008.

Signatures & Title

/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)

/S/ Anthony Munafo
Anthony Munafo
Director

______________________
Gov. Carlos Romero Barcelo
Director

/S/ Herky Williams
Herky Williams
Secretary-Treasurer/Director

/S/ Steven Curran
Steven Curran
Director