Form 10-Q
period 2008-09-30
STEREO VISION ENTERTAINMENT INC
filed 2008-11-19
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                      to

Commission File Number:  000-28553

Stereo Vision Entertainment, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada	95-4786792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15452 Cabrito Road, Suite 204, Van Nuys, CA 91406
(Address of principal executive offices)

(310) 205-7998
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2008, there were 24,460,138 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Insert financial statements

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
ASSETS:	September 30,	June 30,
	2008	2008
Current Assets:
Cash	$91	$4,341
Prepaid expenses	6,750	6,750
Total Current Assets	6,841	11,091

Fixed Assets:
Office Equipment	16,745	16,745
Less Accumulated Depreciation	(14,615)	(14,375)
Net Fixed Assets	2,130	2,370

Intangible and Other Non- Current Assets:
Films, Manuscripts, Recordings and Similar Property	430,078	406,750
Investment in Mad Dogs&Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	441,971	418,643
Total Assets	$450,942	$432,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$174,777	$188,510
Accrued Expenses	263,448	613,790
Bank Overdraft	2,570	-
Lawsuit Payable	32,411	32,411
Loans from Shareholders	822,383	795,079
Total Current Liabilities	1,295,589	1,629,790

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 24,460,138 at September 30, 2008
and 22,720,138 at June 30, 2008	24,460	22,720
Common Stock to be Issued, 96,000 shares at
September 30, 2008 and June 30, 2008	96	96
Additional Paid in Capital	15,721,225	15,334,465
Deficit Accumulated During the Development Stage	(16,590,428)	(16,554,967)
Total Stockholders' Equity	(844,647)	(1,197,686)
Total Liabilities and Stockholders' Equity	$450,942	$432,104

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2008	2007	Stage
Revenues	$-	$-	$-

Expenses
Research & Development	-	-	293,000
General & Administrative	46,253	225,696	8,964,567
Salaries & Consulting	104,700	110,200	6,384,513
Advertising & Promotion	-	-	418,423
Loss on Investment	-	-	558,191
Lawsuit Settlement	-	-	111,511

Operating Loss	(150,953)	(335,896)	(16,730,205)

Other income (expense):
Interest income	-	1,293	2,561
Interest expense	(22,008)	(42,447)	(588,260)
Investment Fee	-	-	(75,000)
Loss on Sale of Assets	-	-	(15,883)
Write off of Note Receivable	-	-	(191,701)
Gain on Forgiveness of Debt	137,500	-	600,138
Gain (Loss) on Available for Sale
Securities	-	-	412,772
Total Other Income (expense)	115,492	(41,154)	144,627

Net Loss Before Taxes	(35,461)	(377,050)	(16,585,578)

Income Tax Expense	-	-	(4,850)

Net Loss	$(35,461)	$(377,050)	$(16,590,428)

Basic & Diluted loss Per Share	$-	$(0.02)

Weighted Average	23,246,660	21,110,237

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(35,461)	$(377,050)	$(16,590,428)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization	240	-	3,537,298
Issuance of Common Stock for Expenses	28,000	177,000	6,864,685
Stock Issued for Payment of Accounts Payable	-	-	50,500
Stock Issued for accrued expenses	-	-	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized gain on trading investments	-	-	(412,773)
Loss on sale of assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	(137,500)	-	(600,138)
Cash acquired in merger	-	-	332

Change in operating assets and liabilities:
Prepaid Expense	-	(27,500)	(6,750)
Investment in films, manuscripts, recordings
and similar property	(23,328)	(190,000)	(625,086)
Accounts Payable	(13,733)	(9,500)	329,013
Accrued Expenses	59,165	77,447	1,222,354
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in operating activities	(122,617)	(349,603)	(4,572,532)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment	-	-	(5,892)
Purchase of equipment	-	-	(16,745)
Proceeds from sale of assets	-	-	51,117
Proceeds from sale of investments	-	-	565,773

Net cash provided (used) in investing activities	$-	$-	$594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2008	2007	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$5,297	$366,547	$2,665,089
Proceeds from issuance of common stock	110,500	-	1,246,711
Proceeds from issuance of short-term notes	-	-	64,000
Bank overdraft	2,570	-	2,570

Net Cash Provided by Financing Activities	118,367	366,547	3,978,370

Net (Decrease) Increase in Cash	(4,250)	16,944	91
Cash at Beginning of Period	4,341	139,202	-

Cash at End of Period	$91	$156,146	$91

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$5,000	$68,676
Income taxes	$-	$-	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$-	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$-	$-	$18,000
Notes Payable Converted to Stock	$-	$-	$1,710,608

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

The unaudited financial statements as of September 30, 2008 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $16,590,000 for the period from May 5, 1999 (inception) to September 30, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meeting its minimal operating expenses as they have done in the past.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at September 30, 2008 and June 30, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the quarters ended September 30, 2008 and 2007, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2008 and 2007 and are thus not considered. At September 30, 2008 and 2007, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of September 30, 2008 and  2007, the Company had $430,078 and $406,750 in film costs that are in the development stage or pre-production stage.

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the three months ended September 30, 2008 and 2007, rent expense was $7,500 and $7,500, respectively.

In March, 2008, the Board approved a new benefits package for its CEO, Mr. Jack Honour which includes payment for housing at the rate of $4,500 per month plus utilities as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of September 30, 2008 and June 30, 2008, the company owed $822,383 and $795,079 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of Mr. John Honour’s shares. Interest of $7,000 per month is due and payable monthly.  At June 30, 2008 the total amount due on this loan was $706,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  At September 30, 2008, the company owed $727,667 on this loan.  The $700,000 note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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

During the quarter ended September 30, 2008, the Company issued a net new  number of shares totaling 1,740,000 as follows: 500,000 shares for cash at a price of $.20 per share; 100,000 shares for cash at a price of $.105 per share; 140,000 shares to two individuals who agreed to participate in two of the Company’s feature films valued at $.20 per share;1,000,000 shares to its CEO, Jack Honour as conversion of $250,000 of accrued salary valued at $.25 per share; 500,000 shares to its CFO, Theodore Botts as conversion of $125,000 of accrued salary. This share issuance was subsequently canceled upon the resignation of Mr. Botts on September 17, 2008 who agreed to waive all of his accrued salary since becoming CFO on August 1, 2008. Lastly, the Company issued 2,500,000 shares to its newly appointed CEO, Mr. Lawrence Biggs, on August 1, 2008. Mr. Biggs resigned on September 16, 2008 and returned the shares for cancellation.

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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 - STOCK OPTIONS (continued)

At September 30, 2008 and 2007, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2008 and 2007, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of September 30, 2008 and June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of September 30, 2008 and June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of September 30, 2008, the stock has not been issued.

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of September 30, 2008 and 2007, the Company had $430,078 and $406,750 invested in film projects that are in the development or pre-production stage.

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

Results of Operations - There were no revenues from sales for the three months ended September 30, 2008 and 2007. SVEI has sustained a net loss of approximately $35,000 for the three months ended September 30, 2008.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended September 30, 2008, the Company raised $110,500 from the sale of restricted shares. There can be no assurances that loans or share sales can be effected in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

Item 4(T).  Controls and Procedures

Changes in Internal Controls

Based on this evaluation as of September 30, 2008, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2008 and 2007, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of September 30, 2008 and June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of September 30, 2008 and June 30, 2008, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of September 30, 2008, the stock has not been issued.

The Company has brought a defamation action against Ed Meyer and Adirondack Pictures. A cross complaint has been filed by Adirondack against the Company alleging claims for breach of contract, intentional misrepresentation and declaratory relief. The Company has answered the cross-complaint, denying all of the material allegations and intends to vigorously defend the claims made.

Item 2.  Changes in Securities

During the quarter ended September 30, 2008, the Company issued a net new  number of shares totaling 1,740,000 as follows: 500,000 shares for cash at a price of $.20 per share; 100,000 shares for cash at a price of $.105 per share; 140,000 shares to two individuals who agreed to participate in two of the Company’s feature films valued at $.20 per share;1,000,000 shares to its CEO, Jack Honour as conversion of $250,000 of accrued salary valued at $.25 per share; 500,000 shares to its CFO, Theodore Botts as conversion of $125,000 of accrued salary. This share issuance was subsequently canceled upon the resignation of Mr. Botts on September 17, 2008 who agreed to waive all of his accrued salary since becoming CFO on August 1, 2008. Lastly, the Company issued 2,500,000 shares to its newly appointed CEO, Mr. Lawrence Biggs, on August 1, 2008. Mr. Biggs resigned on September 16, 2008 and returned the shares for cancellation.

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

(b)           Reports on Form 8-K filed.

Two reports were filed on Form 8K; August 25, 2008 and September 23, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STEREO VISION ENTERTAINMENT, INC.

Dated: November 19, 2008	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)