Form 10-K
period 2009-06-30
STEREO VISION ENTERTAINMENT INC
filed 2009-10-13
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
Commission file number: 000--28553

STEREO VISION ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4786792
(State of incorporation)	(I.R.S. Employer Identification No.)

15452 Cabrito Rd., Suite 204, Van Nuys, CA  91406
(Address of principal executive offices)

(818) 909-7911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                           Accelerated filer ☐                                Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as August 31, 2009 was approximately $1,188,748.

The number of shares of the issuer’s common stock issued and outstanding as of August 31, 2009 was 23,786,138 shares.

Documents Incorporated By Reference:  None

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

The executive offices of the Company are located at 15452 Cabrito Road., Suite 204, Van Nuys, CA 91406. Its telephone number is (818) 909-7911.

OPERATING LOSSES

The Company has incurred net losses of approximately $465,000 and $1,333,000 for the fiscal years ended June 30, 2009 and 2008.   Such operating losses reflect developmental and other start-up activities for 2009 and 2008.  The Company expects to incur losses in the near future until revenues are generated and profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of August 31, 2009, SVEI employed three employees. SVEI considers its employee relations to be satisfactory at present.

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

ITEM 3.   LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At June 30, 2009 and 2008, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of June 30, 2009, the stock has not been issued.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended June 30, 2009.

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

Prior to December 2, 1999, there was no trading market for Company's Common Stock. As of December 2, 1999, SVEI's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "SVED." On June 2, 2003, the Company changed its trading symbol to SVSN.OB.  The price for the common stock has approximately ranged in price as follows:

Quarter Ended	High	Low

September 30, 2007	$0.40	$0.39
December 31, 2007	$0.20	$0.17
March 31, 2008	$0.28	$0.28
June 30, 2008	$0.25	$0.25
September 30, 2008	$0.28	$0.15
December 31, 2008	$0.23	$0.05
March 31, 2009	$0.20	$0.05
June 30, 2009	$0.19	$0.09

The number of shareholders of record of the Company’s Common Stock as of August 31, 2009 was approximately 900.

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

During the quarter ended March 31, 2009, the Company issued a net new number of shares totaling 615,000 as follows: 100,000 shares for interest expense of $10,000 at a price of $0.10 per share; 100,000 shares for cash of $10,000; 215,000 shares for services valued at $22,650; 200,000 shares for accrued rent of $20,000 on the corporate offices.   During the quarter ended March 31, 2009, the Board of Directors authorized the cancellation of 1,815,000 shares of common stock.  These shares have been returned to the treasury and cancelled.

During the quarter ended June 30, 2009, the Company issued a net new number of shares totaling 576,000 as follows:  200,000 shares for cash of $20,000; 50,000 shares for consulting services of $7,000 at a price of $0.14 per share; 290,000 shares for conversion of notes payable totaling $29,000; 36,000 shares for rent and interest expense of $3,960 at a price of $0.11 per share.

During the year ended June 30, 2009, 50,000 shares of common stock were returned to the treasury and cancelled.

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

Results of Operations - There were no revenues from sales for the two years ended June 30, 2009 and 2008. SVEI has sustained a net loss of approximately $465,000 for the year ended June 30, 2009, which was largely attributable to payments in cash and stock  for acquisition of scripts, interest on debt, investor relations and third party consulting fees, office rent,  housing,  car and consulting fees for the CEO and accrued salaries. .From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the year ended June 30, 2009, the Company received approximately $126,497 from related party loans and $140,500 from the private placement of unregistered shares with individuals. There can be no assurances that additional loans will be forthcoming from officers, directors, or shareholders or that the Company will be able to successfully sell shares.

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

(b) Changes in Internal Controls

Based on this evaluation as of June 30, 2009, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The composition of the Board of Directors as well as the Officers of the company has undergone significant change since the end of the company’s fiscal year ending June 30, 2007. Mr. Theodore Botts was appointed a member of the Board as well as Chief Financial Officer of the Company on August 1, 2007. He resigned from both those positions on September 19, 2008. Mr. Douglas Schwartz, Chairman of the Board (and subsequently, Co Chairman) and Chief Production Officer resigned from both those positions on September 20, 2008. Governor Carlos  Romero Barcelo was elected to the Board in March, 2008. Mr. Lawrence Biggs was appointed Chief Executive Officer and to the Board on July 25, 2008. He resigned from both those positions on September 16, 2008. Mr. Anthony Munafo was elected to the Board and appointed Chief Operating Officer on August 6, 2008. Mr. John Honour, Co Chairman was appointed by the Board to be interim CEO on September 19, 2008 and to the positions of Chairman and interim CFO in a Board meeting on September 22. At that same board meeting, Steven Curran and Michael Hippert were elected to the Board and Gov. Romero Barcelo was elected to the position of Vice Chairman. Messrs. Hippert and Bodziak resigned their positions as board members effective November 11, 2008.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following table sets forth the name, age, and position of each executive officer and director of the Company: as of November 14, 2009:

Name of Director	Age	Current Position	Position Held Since
Gov. Carlos Romero Barcelo	73	Vice Chairman, Director	March, 2008
Jack Honour	58	Chairman, (Interim) CEO	June, 2001
Anthony Munafo	48	COO, Director	August, 2008
Herky Williams	54	Secretary/Treasurer, Director	May, 2000
Steven Curran	55	Director	Sept. 2008

Jack Honour, Chairman, President and CEO, CFO

Mr. Honour has been the driving force behind the Company’s vision and strategy. He founded the Company in 1999 in order to capitalize on what he saw as the emerging transition from traditional entertainment to state of the art multimedia entertainment. His diverse career has included starting a number of businesses in Restaurant Management, Real Estate and an Import/Export Trading Company. Since he founded StereoVision Entertainment he has gathered together the management team and Board of Directors necessary to develop the various facets of the business. In addition, Mr. Honour has succeeded in identifying attractive projects for the Company and forging close relationships with key strategic partners.

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

Conflicts of Interest

Certain conflicts of interest existed at June 30, 2009 and may continue to exist between the Company and some of its officers and directors due to the fact that each may have other business interests to which they devote his primary attention.  Each of these officers and directors may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Board Meetings and Committees

Our Board of Directors conducts its business through telephonic meetings of the Board. During the fiscal year ended June 30, 2009, the Board consisted of five individuals. As of August 31, 2009 it consists of five individuals.

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

ITEM 10.   EXECUTIVE COMPENSATION

None of the executive officers’ annual salary and bonus exceeded $200,000 during any of the Company’s last two fiscal years and no Officer has received any cash salary payments. For the twelve months ended June 30, 2009, the Chief Executive Officer  accrued a salary at the rate of $200,000 per year plus received benefits (housing, car, moving expenses, consulting fees, etc.) totaling approximately $80,000.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 23,786,138 shares of issued and outstanding Common Stock of the Company as of August 31, 2009 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of	Nature of
Beneficial Owners / Directors	Ownership	Shares Owned	Percent

All Executive Officers and Directors as a Group * (5 persons)	Common	8,926,784	37.53.%
Anthony Munafo	Common	565,850	2.38%
John Honour	Common	7,024,934	29.53%
Herky Williams	Common	671,000	2.82%
Gov. Carlos Romero Barcelo	Common	100,000	0.42%
Steven Curran	Common	100,000	0.42%

*The address of all five officers and directors is in care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2009 and 2008, the company owed $981,491 and $795,079 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.    During the year ended June 30, 2009, the Company received $126,497 in new loans from related parties, which are included in the total above.

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

During the year ended June 30, 2009, the Company borrowed $115,000 from various shareholders.  These loans are convertible to common stock of the Company at a conversion rate of $.10 per share.  The $115,000 in notes payable are convertible into 1,150,000 restricted common shares.  The notes are convertible immediately and are due on demand.  The Company has recognized $13,640 of interest expense related to the beneficial conversion feature of the notes payable.  As of June 30, 2009, $29,000 of these notes payable have been converted into 290,000 shares of common stock.

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

3.4 *	Bylaws of the Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
3.5 *	Articles of Incorporation of SVE Merger, Inc. filed with the State of Nevada on December 23, 1999.
3.6 *	Bylaws of SVE Merger, Inc.
4.1 *	Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
4.2 *	Specimen Stock Certificate of SVE Merger, Inc.
10.1*	Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.
31	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed on August 9, 2000.

(a)	(b) Reports on Form 8-K filed.

The Company filed reports on Form 8-K on August 25, 2008, September 23, 2008 and November 13, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company’s Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2009	Fiscal year ending June 30, 2008
Audit Fees	$24,270	$29,351
Audit Related Fees	NIL	NIL
Tax Fees	480	480
All Other Fees	NIL	NIL

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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

JUNE 30, 2009 AND 2008

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
June 30, 2009 and 2008	F - 3

Consolidated Statements of Operations for the
Years Ended June 30, 2009 and 2008 and the Cumulative
Period May 5, 1999 (inception) to June 30, 2009	F - 4

Consolidated Statement of Stockholders' Equity for the
Period May 5, 1999 (Inception) to June 30, 2009	F - 5

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2009 and 2008 and the Cumulative
Period May 5, 1999 (Inception) to June 30, 2009	F - 22

Notes to Consolidated Financial Statements	F - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Stereo Vision Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Stereo Vision Entertainment, Inc. (a development stage company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, and cash flows for the years ended June 30, 2009 and 2008 and the cumulative period May 5, 1999 (inception) to June 30, 2009 and the consolidated statement of stockholders’ equity for the period from May 5, 1999 (inception) to June 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stereo Vision Entertainment, Inc.  (a development stage company) as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and the cumulative period May 5, 1999 (inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
October 12, 2009

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30,
	2009	2008
Current Assets:
Cash	$-	$4,341
Prepaid Expense	38,950	6,750
Total Current Assets	38,950	11,091

Fixed Assets:
Office Equipment	16,745	16,745
Less Accumulated Depreciation	(15,335)	(14,375)
Net Fixed Assets	1,410	2,370

Intangible and Other Non- Current Assets:
Investment in JamOakie	11,893	11,893
Films, Manuscripts, Recordings and Similar Property	430,078	406,750
Net Intangible and Other Non-Current Assets	441,971	418,643

Total Assets	$482,331	$432,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$198,844	$188,510
Accrued Expenses	402,908	613,790
Bank Overdraft	4,709
Lawsuit Payable	32,411	32,411
Loans from Shareholders	981,492	795,079
Total Current Liabilities	1,620,364	1,629,790

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 23,786,138 shares at June 30, 2009
and 22,720,138 shares at June 30, 2008	23,786	22,720
Common Stock to be Issued, 96,000 shares at
June 30, 2009 and 2008	96	96
Additional Paid in Capital	15,858,149	15,334,465
Deficit Accumulated During the Development Stage	(17,020,064)	(16,554,967)
Total Stockholders' Equity	(1,138,033)	(1,197,686)

Total Liabilities and Stockholders' Equity	$482,331	$432,104

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2009	2008	Stage

Revenues	$-	$-	$-

Expenses
Research & Development	-	-	293,000
General & Administrative	248,639	316,676	9,166,953
Salaries & Consulting	246,908	892,949	6,526,721
Advertising & Promotion	-	-	418,423
Loss on Investment	-	-	558,191
Lawsuit Settlement	-	6,600	111,511

Operating Loss	(495,547)	(1,216,225)	(17,074,799)

Other income (expense):
Interest income	1	2,561	2,562
Interest expense	(106,251)	(118,965)	(672,503)
Forgiveness of debt	137,500	-	600,138
Investment Fee	-	-	(75,000)
Loss on Sale of Assets	-	-	(15,883)
Write off of Note Receivable	-	-	(191,701)
Gain (Loss) on Available for Sale
Securities	-	-	412,772
Total Other Income (expense)	31,250	(116,404)	60,385

Net Loss Before Taxes	(464,297)	(1,332,629)	(17,014,414)

Income Tax Expense	(800)	(800)	(5,650)

Net Loss	$(465,097)	$(1,333,429)	$(17,020,064)

Basic & Diluted loss Per Share	$(0.02)	$(0.06)

Weighted Average	23,700,946	21,453,676

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
December 11, 2006 - Shares issued for
cash	50,000	$50	$-	$3,450	$-

December 11, 2006 - Shares issued for
legal expenses	50,000	50	-	4,950	-

January 31, 2007 - Shares issued for
loans payable	20,000	20	-	1,980	-

February 8, 2007 - Shares issued for
accrued salary	2,000,000	2,000	-	198,000	-

February 27, 2007 - Shares issued for
loans payable	305,000	305	-	30,195	-

February 27, 2007 - Shares issued for
cash	75,000	75	-	6,425	-

March 28, 2007-Shares issued for cash	500,000	500	-	24,500	-

March 28, 2007 - Shares issued for
consulting services	100,000	100	-	9,900	-

April 2, 2007 - Shares issued for cash	625,000	625	-	108,565	-

April 5, 2007 - Shares issued for
consulting services	206,000	206	-	20,394	-

April 23, 2007 - Shares issued for cash	123,333	124	-	39,875	-

Accrued expenses converted to
contributed capital	-	-	-	412,541	-
Net loss	-	-	-	-	(44,254)
Balance at June 30, 2007	20,305,509	20,306	56	14,719,319	(15,221,538)

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
July 12, 2007 - Shares issued for
consulting expense	200,000	$200	$-	$64,800	$-

September 11, 2007 - Shares issued for
investor relations expense	220,000	220	-	76,780	-

September 19, 2007 - Shares issued for
loan fees	100,000	100	-	34,900	-

September 19, 2007 - Shares issued for
accrued rent	37,879	37	-	12,463	-

September 19, 2007-Additional shares
related to prior issuance	6,750	7	-	(7)	-

October 15, 2007 - Shares issued for
board of directors fees	500,000	500	-	109,500	-

February 12, 2008 - Shares issued for
consulting expense	100,000	100	-	19,900	-

February 12, 2008 - Shares issued for
investment in Booty 3D	200,000	200	-	31,800	-

February 12, 2008 - Shares issued for
loan fees	100,000	100	-	17,900	-

February 12, 2008 - Shares issued for
investor relations fees	250,000	250	-	44,750	-

February 28, 2008 - Shares issued for
investment in Booty 3D	100,000	100	-	26,900	-

March 6, 2008 - Shares issued for
investment in Kung Fu U 3D	100,000	100	-	17,900	-

April 22, 2008 - Shares issued for
interest expense	100,000	100	-	27,900	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage
May 8, 2008 - Shares issued for
consulting expense	100,000	$100	$-	$34,900	$-

May 8, 2008 - Shares issued for
board of directors fees	100,000	100	-	34,900	-

June 20, 2008 - Shares issued for
cash	200,000	200	-	49,800	-

Shares recorded but not yet issued for
investor relation fees	-	-	40	10,060	-

Net loss	-	-	-	-	(1,333,429)

Balance at June 30, 2008	22,720,138	22,720	96	15,334,465	(16,554,967)

July 14, 2008 – Shares issued
for cash	500,000	500	-	99,500	-

July 14, 2008 – Shares issued for services	100,000	100	-	19,900	-

July 28, 2008 – Shares issued for services	40,000	40	-	7,960	-

August 6, 2008 – Shares issued for accrued
salary	1,000,000	1,000	-	249,000	-

September 12, 2008 – Shares issued for cash	100,000	100	-	10,400	-

January 26, 2009 – Shares issued for cash	50,000	50	-	4,950	-

January 26, 2009 – Shares issued for
consulting and professional fees	115,000	115	-	12,535	-

March 17, 2009 – Shares issued for cash	50,000	50	-	4,950	-

March 17, 2009 – Shares issued for interest
expense	100,000	100	-	9,900	-

March 17, 2009 – Shares issued for
accrued rent	200,000	200	-	19,800	-

March 17, 2009 – Shares issued for
services	100,000	100	-	9,900	-

April 6, 2009 – Shares issued for cash	100,000	100	-	9,900	-

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

					Deficit
					Accumulated
			Common	Additional	During
	Common Stock		Stock	Paid in	Development
	Shares	Value	to be Issued	Capital	Stage

April 27, 2009 – Shares issued for cash	100,000	$100	$-	$9,900	$-

April 27, 2009 – Shares issued for
notes payable	70,000	70	-	6,930	-

April 27, 2009 – Shares issued for
consulting services	50,000	50	-	6,950	-

May 5, 2009 – Shares issued for
notes payable	200,000	200	-	19,800	-

May 19, 2009 – Shares issued for
notes payable	20,000	20	-	1,980	-

June 15, 2009 – Shares issued for
rent expense	36,000	36	-	3,924	-

Shares returned to treasury and cancelled	(1,865,000)	(1,865)	-	1,865	-

Interest expense recorded to paid-in capital
due to beneficial conversion features
from notes payable	-	-	-	13,640	-

Net loss	-	-	-	-	(465,097)

Balance at June 30, 2009	23,786,138	$23,786	$96	$15,858,149	$(17,020,064)

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(465,097)	$(1,333,429)	$(17,020,064)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and Amortization	960	630	3,538,018
Interest expense from beneficial conversion features	13,640	-	13,640
Issuance of Common Stock for Expenses	71,610	478,100	6,908,295
Stock Issued for Payment of Accounts Payable	20,000	-	70,500
Stock Issued for accrued expenses	-	12,500	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized gain on trading investments	-	-	(412,773)
Loss on sale of assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	(137,500)	-	(600,138)
Cash acquired in merger	-	-	332

Change in operating assets and liabilities:
Prepaid Expense	(32,200)	(6,750)	(38,950)
Investment in films, manuscripts, recordings
and similar property	(23,328)	(305,750)	(625,086)
Accounts Payable	10,334	55,590	353,080
Accrued Expenses	265,534	328,718	1,428,723
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in operating activities	(276,047)	(770,391)	(4,725,962)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment	-	-	(5,892)
Purchase of equipment	-	(3,000)	(16,745)
Proceeds from sale of assets	-	-	51,117
Proceeds from sale of investments	-	-	565,773

Net cash provided (used) in investing activities	-	(3,000)	594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since May 5,
			1999
	For the Years Ended		Inception of
	June 30,		Development
	2009	2008	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$126,497	$588,530	$2,786,289
Proceeds from issuance of common stock	140,500	50,000	1,276,711
Proceeds from issuance of short-term notes	-	-	64,000
Bank Overdraft	4,709	-	4,709

Net Cash Provided by Financing Activities	271,706	638,530	4,131,709

Net (Decrease) Increase in Cash	(4,341)	(134,861)	-
Cash at Beginning of Period	4,341	139,202	-

Cash at End of Period	$-	$4,341	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$24,877	$68,676
Income taxes	$-	$7,670	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$-	$59,000	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D		$18,000	$18,000
Notes Payable Converted to Stock	$29,000	$81,500	$1,739,608

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $17,020,065 for the period from May 5, 1999 (inception) to June 30, 2009, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meeting its minimal operating expenses as they have done in the past.

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

Principles of Consolidation

The consolidated financial statements for the year ended June 30, 2009 include the accounts of the parent entity and its wholly-owned subsidiary TDOJ LLC.  TDOJ LLC was formed on March 17, 2009 and has no operations as of June 30, 2009.

All significant intercompany balances and transactions have been eliminated.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of June 30, 2009, the Company is in the development stage, and has not commenced planned principal operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at June 30, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended June 30, 2009 and 2008, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2009 and 2008 and are thus not considered. At June 30, 2009 and 2008, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of June 30, 2009 and 2008, the Company had $430,078 and $406,750 in film costs that are in the development stage or pre-production stage.

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

NOTE 2 - INCOME TAXES

As of June 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,020,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$2,553,000	$2,483,250
Valuation Allowance	(2,553,000)	(2,483,250)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2009	2008
Provision (Benefit) at US Statutory Rate	$69,750	$200,100
Increase (Decrease) in Valuation Allowance	(69,750)	(200,100)
	$-	$-

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the years ended June 30, 2009 and 2008, rent expense was $30,000 and $30,000, respectively.

In March, 2008, the Board approved a new benefits package for its CEO, Mr. Jack Honour which includes payment for housing at the rate of $4,500 per month plus utilities as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of June 30, 2009 and 2008, the company owed $981,491 and $795,079 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4.00% to 12% and have no fixed terms of repayment.    During the year ended June 30, 2009, the Company received $126,497 in new loans from related parties, which are included in the total above.

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

During the year ended June 30, 2009, the Company borrowed $115,000 from various shareholders.  These loans are convertible to common stock of the Company at a conversion rate of $.10 per share.  The $115,000 in notes payable are convertible into 1,150,000 restricted common shares.  The notes are convertible immediately and are due on demand.  The Company has recognized $13,640 of interest expense related to the beneficial conversion feature of the notes payable.  As of June 30, 2009, $29,000 of these notes payable have been converted into 290,000 shares of common stock.

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

In addition to the asset acquisition, on December 3, 1999, the company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and 4,366,084 in notes payable in exchange for 48,000 (1,200,000 pre-split) shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 106,800 (2,670,000 pre-split) shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

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

During the quarter ended March 31, 2009, the Company issued a net new number of shares totaling 615,000 as follows: 100,000 shares for interest expense of $10,000 at a price of $0.10 per share; 100,000 shares for cash of $10,000; 215,000 shares for services valued at $22,650; 200,000 shares for accrued rent of $20,000 on the corporate offices.   During the quarter ended March 31, 2009, the Board of Directors authorized the cancellation of 1,815,000 shares of common stock.  These shares have been returned to the treasury and cancelled.

During the quarter ended June 30, 2009, the Company issued a net new number of shares totaling 576,000 as follows:  200,000 shares for cash of $20,000; 50,000 shares for consulting services of $7,000 at a price of $0.14 per share; 290,000 shares for conversion of notes payable totaling $29,000; 36,000 shares for rent and interest expense of $3,960 at a price of $0.11 per share.

During the year ended June 30, 2009, 50,000 shares of common stock were returned to the treasury and cancelled.

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

On August 6, 2008, the Company entered into an employment agreement with John Honour whereby Mr. Honour will be paid $200,000 per year.  This agreement shall be in effect for a period of three years.

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

At June 30, 2009 and 2008, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At June 30, 2009 and 2008, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of June 30, 2009 and 2008, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of June 30, 2009 and 2008, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of June 30, 2009, the stock has not been issued.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10 - LEGAL PROCEEDINGS (continued)

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of June 30, 2009 and 2008, the Company had $430,078 and $406,750 invested in film projects that are in the development or pre-production stage.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: October 13, 2009

By  /S/     John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th   day of October 2009.

Signatures & Title

/S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)

Anthony Munafo
Director

Gov. Carlos Romero Barcelo
Director

/S/ Herky Williams
Herky Williams
Secretary-Treasurer/Director

/S/ Steven Curran
Steven Curran
Director