Form 10-Q
period 2009-09-30
STEREO VISION ENTERTAINMENT INC
filed 2009-11-20
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2009

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
 Yes  No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2009, there were 24,236,138 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

Item 1. Financial Statements

	(Unaudited)
ASSETS:	September 30,	June 30,
	2009	2009
Current Assets:
Cash	$4,177	$-
Prepaid Expenses	43,450	38,950
Total Current Assets	47,627	38,950

Fixed Assets:
Office Equipment	16,745	16,745
Less Accumulated Depreciation	(15,575)	(15,335)
Net Fixed Assets	1,170	1,410

Intangible and Other Non-Current Assets:
Films, Manuscripts, Recordings and Similar Property	430,078	430,078
Investment in Mad Dogs & Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	441,971	441,971
Total Assets	$490,768	$482,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$209,942	$198,844
Accrued Expenses	455,012	402,908
Bank Overdraft	-	4,709
Lawsuit Payable	32,411	32,411
Loans from Shareholders	1,061,542	981,492
Total Current Liabilities	1,758,907	1,620,364

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 24,236,138 at September 30, 2009
and 23,786,138 at June 30, 2009	24,236	23,786
Common Stock to be Issued, 96,000 shares at
September 30, 2009 and June 30, 2009	96	96
Additional Paid-In Capital	15,904,699	15,858,149
Deficit Accumulated During the Development Stage	(17,197,170)	(17,020,064)
Total Stockholders' Equity	(1,268,139)	(1,138,033)
Total Liabilities and Stockholders' Equity	$490,768	$482,331

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2009	2008	Stage
Revenues	$-	$-	$-

Expenses
Research & Development		-	293,000
General & Administrative	38,718	46,253	9,205,671
Salaries & Consulting	92,250	104,700	6,618,971
Advertising & Promotion		-	418,423
Loss on Investment		-	558,191
Lawsuit Settlement		-	111,511

Operating Loss	(130,968)	(150,953)	(17,205,767)

Other Income (Expense):
Interest Income		-	2,562
Interest Expense	(46,138)	(22,008)	(718,641)
Investment Fee		-	(75,000)
Loss on Sale of Assets		-	(15,883)
Write off of Note Receivable		-	(191,701)
Gain on Forgiveness of Debt		137,500	600,138
Gain (Loss) on Available for Sale
Securities		-	412,772
Total Other Income (Expense)	(46,138)	115,492	14,247

Net Loss Before Taxes	(177,106)	(35,461)	(17,191,520)

Income Tax Expense		-	(5,650)

Net Loss	$(177,106)	$(35,461)	$(17,197,170)

Basic & Diluted Loss Per Share	$(0.01)	$-

Weighted Average	23,904,073	23,246,660

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(177,106)	$(35,461)	$(17,197,170)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	240	240	3,538,258
Interest Expense from Beneficial Conversion Features	2,000	-	15,640
Issuance of Common Stock for Expenses	45,000	28,000	6,953,295
Stock Issued for Payment of Accounts Payable	-	-	70,500
Stock Issued for Accrued Expenses	-	-	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized Gain on Trading Investments	-	-	(412,773)
Loss on Sale of Assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	(137,500)	(600,138)
Cash Acquired in Merger	-	-	332

Change in Operating Assets and Liabilities:
Prepaid Expense	(4,500)	-	(43,450)
Investment in Films, Manuscripts, Recordings
and Similar Property	-	(23,328)	(625,086)
Accounts Payable	11,098	(13,733)	364,178
Accrued Expenses	74,154	59,165	1,502,877
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in Operating Activities	(49,114)	(122,617)	(4,775,076)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Investment	-	-	(5,892)
Purchase of Equipment	-	-	(16,745)
Proceeds from Sale of Assets	-	-	51,117
Proceeds from Sale of Investments	-	-	565,773

Net Cash Provided (Used) in Investing Activities	$-	$-	$594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Three Months Ended		Inception of
	September 30,		Development
	2009	2008	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$58,000	$5,297	$2,844,289
Proceeds from issuance of common stock	-	110,500	1,276,711
Proceeds from issuance of short-term notes		-	64,000
Bank overdraft	(4,709)	2,570	-

Net Cash Provided by Financing Activities	53,291	118,367	4,185,000

Net (Decrease) Increase in Cash	4,177	(4,250)	4,177
Cash at Beginning of Period	-	4,341	-

Cash at End of Period	$4,177	$91	$4,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$68,676
Income taxes	$-	$-	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$-	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$-	$-	$18,000
Notes Payable Converted to Stock	$-	$-	$1,739,608

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

The unaudited financial statements as of September 30, 2009 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $17,197,170 for the period from May 5, 1999 (inception) to September 30, 2009, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meet its minimal operating expenses as they have done in the past.

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

Principles of Consolidation

The consolidated financial statements for the three months ended September 30, 2009 include the accounts of the parent entity and its wholly-owned subsidiary TDOJ LLC.  TDOJ LLC was formed on March 17, 2009 and has no operations as of September 30, 2009.

  All significant intercompany balances and transactions have been eliminated.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of September 30, 2009, the Company is in the development stage, and has not commenced planned principal operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at September 30, 2009 and June 30, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the three months ended September 30, 2009 and 2008, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2009 and 2008 and are thus not considered. At September 30, 2009 and 2008, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of September 30, 2009 and June 30, 2009, the Company had $430,078 and $430,078 in film costs that are in the development stage or pre-production stage.

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

NOTE 2 - INCOME TAXES

As of September 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,174,681 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the three months ended September 30, 2009 and 2008, rent expense was $7,500 and $7,500, respectively.

In March, 2008, the Board approved a new benefits package for its CEO, Mr. Jack Honour which includes payment for housing at the rate of $4,500 per month plus utilities as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of September 30, 2009 and June 30, 2009, the company owed $1,061,542 and $981,492 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4% to 12% and have no fixed terms of repayment.    During the three months ended September 30, 2009, the Company received $58,000 in new loans from related parties, which are included in the total above.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of Mr. John Honour’s shares. Interest of $7,000 per month is due and payable monthly.  At September 30, 2008 the total amount due on this loan was $706,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  At September 30, 2009, the company owed $811,667 on this loan.  The $700,000 note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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

During the three months ended September 30, 2009, the Company borrowed $8,000 from a shareholder.  These loans are convertible to common stock of the Company at a conversion rate of $.05 per share.  The $8,000 in notes payable are convertible into 160,000 restricted common shares.  The notes are convertible immediately and are due on demand.  During the three months ended September 30, 2009, the Company has recognized $2,000 of interest expense related to the beneficial conversion feature of these notes payable.

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

On May 25, 2001, 14,000 (350,000 pre split) shares that were issued during the years ended September 30, 2001 and 2000 to various people for services were cancelled.  These shares were cancelled for non-performance of services.  The expenses related to these shares were recorded when the shares were issued.  The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.

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

On September 25, 2001, 4,000 (100,000 pre-split) shares that were issued during the year ended September 30, 2000 for services were cancelled.  These shares were cancelled for non-performance of services.  The expenses related to these shares were recorded when the shares were issued.  The expenses related to the issuance of these shares were reversed upon the cancellation of the shares.  Also on September 25, 2001, the asset acquisition agreement with 3-D was rescinded and the assets acquired by the Company were returned to 3-D.  The stock issued by the Company in the acquisition was not returned.  There was a net increase in total stockholders’ equity of $70,532.

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

During the quarter ended September 30, 2002, the Company issued 12,000 (300,000 pre-split) shares of common stock for cash. Shares were issued for $.025 to $.075 per share.

During the quarter ended September 30, 2002, 10,000 (250,000 pre-split) shares were issued for consulting and rent expense. The value of the shares was between $.03 (April 15) and $.08 (May 24) per share.

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

On June 3, 2003, 12,000 shares were cancelled for non-performance of services.  These shares were originally issued during the year ended September 30, 2002.  8,000 shares were initially issued April 29, 2002 and recorded as other assets.  4,000 shares were initially issued September 27, 2001 and recorded as a prepaid asset.  The journal entries recording the issuance of these shares was reversed upon cancellation.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (continued)

On June 25, 2003, 40,000 shares were issued for conversion of debt totaling $15,491, issued to Freddi Sidi, an accredited investor, under Rule 506.

During the quarter ended September 30, 2003, 2,156,000 shares were issued to various people for services which included 2,000,000 shares issued to Jack Honour, the Company President, in exchange for $600,000 of past and current services ($.30 per share or a 50% discount to market), and 156,000 shares issued to nine additional issuees for services whose shares were valued from $.60 per share to $1.13 per share (market value on the date of issuance) as their contract dates differed from Honour’s. These shares were issued under Rule 4(2).

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

During the quarter ended September 30, 2005, the Company entered into an agreement to issue  100,000 shares of common stock for payment of $35,000 in accounts payable.  As of September 30, 2006, these shares had not been issued.

During the quarter ended September 30, 2005, the Company entered into three separate agreements to issue a total of 153,000 shares of common stock for conversion of notes payable of $32,000.  As of September 30, 2005, these shares had not been issued.  On February 15, 2006, the Company issued 137,000 of the above shares.  As of September 30, 2006, 16,000 shares had yet to be issued.

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

During the quarter ended September 30, 2009, the Company issued a net new number of shares totaling 450,000 as follows: 200,000 shares valued at $.10 per share for loan origination fee of $20,000; 250,000 shares valued at $.10 per share for consulting expenses valued at $25,000.

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

At September 30, 2009 and 2008, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2009 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of September 30, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676 as well as 40,000 shares of restricted stock.  As of September 30, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of September 30, 2009, the stock has not been issued.

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

NOTE 11 - INVESTMENT IN JAMOAKIE PRODUCTIONS

On May 2, 2005, the Company signed an agreement with Mr. Jamie Oldaker to acquire a 10% interest in JamOakie Productions which entitles the company to 10% of the profits from the album, “Mad Dogs & Oakies” which has subsequently been released. The Company has the right but not the obligation to finance future JamOakie projects. The price paid was 20,000 unregistered common shares of the Company which were worth $6,000 at the time, and $5,893 in cash.

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of September 30, 2009 and June 30, 2009, the Company had $430,078 and $430,078 invested in film projects that are in the development or pre-production stage.

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

Results of Operations - There were no revenues from sales for the three months ended September 30, 2009 and 2008. SVEI has sustained a net loss of approximately $175,000 and $35,000 for the three months ended September 30, 2009 and 2008, respectively.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the three months ended September 30, 2009, the Company raised $58,000 from loans from shareholders and sales of stock. There can be no assurances that loans or share sales can be effected in the future.

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

Item 4(T).  Controls and Procedures

Changes in Internal Controls

Based on this evaluation as of September 30, 2009, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At September 30, 2009 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of September 30, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of September 30, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of September 30, 2009, the stock has not been issued.

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

Item 2.  Changes in Securities

During the quarter ended September 30, 2009, the Company issued a net new number of shares totaling 450,000 as follows: 200,000 shares valued at $.10 per share for loan origination fee of $20,000; 250,000 shares valued at $.10 per share for consulting expenses valued at $25,000.

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

STEREO VISION ENTERTAINMENT, INC.

Dated: November 20, 2009	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)