Form 10-Q
period 2009-12-31
STEREO VISION ENTERTAINMENT INC
filed 2010-02-22
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of December 31, 2009, there were 24,236,138 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

Item 1. Financial Statements

	(Unaudited)
ASSETS:	December 31,	June 30,
	2009	2009
Current Assets:
Cash	$-	$-
Prepaid Expenses	29,950	38,950
Total Current Assets	29,950	38,950

Fixed Assets:
Office Equipment	16,745	16,745
Less Accumulated Depreciation	(15,815)	(15,335)
Net Fixed Assets	930	1,410

Intangible and Other Non-Current Assets:
Films, Manuscripts, Recordings and Similar Property	430,078	430,078
Investment in Mad Dogs & Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	441,971	441,971
Total Assets	$472,851	$482,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$232,543	$198,844
Accrued Expenses	500,286	402,908
Bank Overdraft	191	4,709
Lawsuit Payable	32,411	32,411
Loans from Shareholders	1,104,957	981,492
Total Current Liabilities	1,870,388	1,620,364

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 24,236,138 at December 31, 2009
and 23,786,138 at June 30, 2009	24,236	23,786
Common Stock to be Issued, 96,000 shares at
December 31, 2009 and June 30, 2009	96	96
Additional Paid-In Capital	15,904,698	15,858,149
Deficit Accumulated During the Development Stage	(17,326,567)	(17,020,064)
Total Stockholders' Equity	(1,397,537)	(1,138,033)
Total Liabilities and Stockholders' Equity	$472,851	$482,331

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					Since May 5,
	(Unaudited)		(Unaudited)		1999
	For the Three Months Ended		For the Six Months Ended		Inception of
	December 31,		December 31,		Development
	2009	2008	2009	2008	Stage
Revenues	$-	$-	$-	$-	$-

Expenses
Research & Development	-	-	-	-	293,000
General & Administrative	45,864	79,851	84,582	126,104	9,251,535
Salaries & Consulting	58,750	20,300	151,000	125,000	6,677,721
Advertising & Promotion	-	-	-	-	418,423
Loss on Investment	-	-	-	-	558,191
Lawsuit Settlement	-	-	-	-	111,511

Operating Loss	(104,614)	(100,151)	(235,582)	(251,104)	(17,310,381)

Other Income (Expense):
Interest Income		1		1	2,562
Interest Expense	(24,783)	(32,023)	(70,921)	(54,031)	(743,424)
Investment Fee	-	-	-	-	(75,000)
Loss on Sale of Assets	-	-	-	-	(15,883)
Write off of Note Receivable	-	-	-	-	(191,701)
Gain on Forgiveness of Debt	-	-	-	137,500	600,138
Gain (Loss) on Available for Sale
Securities	-	-	-	-	412,772
Total Other Income (Expense)	(24,783)	(32,022)	(70,921)	83,470	(10,536)

Net Loss Before Taxes	(129,397)	(132,173)	(306,503)	(167,634)	(17,320,917)

Income Tax Expense	-	-	-	-	(5,650)

Net Loss	$(129,397)	$(132,173)	$(306,503)	$(167,634)	$(17,326,567)

Basic & Diluted Loss Per Share	$-	$(0.01)	$(0.01)	$(0.01)

Weighted Average	24,007,877	24,460,138	23,947,823	23,853,400

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Six Months Ended		Inception of
	December 31,		Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(306,503)	$(167,634)	$(17,326,567)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	480	480	3,538,498
Interest Expense from Beneficial Conversion Features	2,000	-	15,640
Issuance of Common Stock for Expenses	45,000	28,000	6,953,295
Stock Issued for Payment of Accounts Payable	-	-	70,500
Stock Issued for Accrued Expenses	-	-	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized Gain on Trading Investments	-	-	(412,773)
Loss on Sale of Assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	(137,500)	(600,138)
Cash Acquired in Merger	-	-	332

Change in Operating Assets and Liabilities:
Prepaid Expense	9,000	-	(29,950)
Investment in Films, Manuscripts, Recordings
and Similar Property	-	(23,328)	(625,086)
Accounts Payable	33,699	743	386,779
Accrued Expenses	143,799	123,564	1,572,522
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in Operating Activities	(72,525)	(175,675)	(4,798,487)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Investment	-	-	(5,892)
Purchase of Equipment	-	-	(16,745)
Proceeds from Sale of Assets	-	-	51,117
Proceeds from Sale of Investments	-	-	565,773

Net Cash Provided (Used) in Investing Activities	$-	$-	$594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Six Months Ended		Inception of
	December 31,		Development
	2009	2008	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$77,043	$59,298	$2,863,332
Proceeds from issuance of common stock	-	110,500	1,276,711
Proceeds from issuance of short-term notes	-	-	64,000
Bank overdraft	(4,518)	1,536	191

Net Cash Provided by Financing Activities	72,525	171,334	4,204,234

Net (Decrease) Increase in Cash	-	(4,341)	-
Cash at Beginning of Period	-	4,341	-

Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$68,676
Income taxes	$-	$-	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$-	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$-	$-	$18,000
Notes Payable Converted to Stock	$-	$-	$1,739,608

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

The unaudited financial statements as of December 31, 2009 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $17,326,567 for the period from May 5, 1999 (inception) to December 31, 2009, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meet its minimal operating expenses as they have done in the past.

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

Principles of Consolidation

The consolidated financial statements for the six months ended December 31, 2009 include the accounts of the parent entity and its wholly-owned subsidiary TDOJ LLC.  TDOJ LLC was formed on March 17, 2009 and has no operations as of December 31, 2009.

  All significant intercompany balances and transactions have been eliminated.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of December 31, 2009, the Company is in the development stage, and has not commenced planned principal operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at December 31, 2009 and June 30, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the six months ended December 31, 2009 and 2008, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2009 and 2008 and are thus not considered. At December 31, 2009 and 2008, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of December 31, 2009 and June 30, 2009, the Company had $430,078 and $430,078 in film costs that are in the development stage or pre-production stage.

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

NOTE 2 - INCOME TAXES

As of June 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,305,907 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the six months ended December 31, 2009 and 2008, rent expense was $15,000 and $15,000, respectively.

In March, 2008, the Board approved a new benefits package for its CEO, Mr. Jack Honour which includes payment for housing at the rate of $4,500 per month plus utilities as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of December 31, 2009 and June 30, 2009, the company owed $1,104,957 and $981,492 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of between 4% to 12% and have no fixed terms of repayment.    During the six months ended December 31, 2009, the Company received $77,900 in new loans from related parties, which are included in the total above.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of Mr. John Honour’s shares. Interest of $7,000 per month is due and payable monthly.  At December 31, 2009 the total amount due on this loan was $832,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  The $700,000 note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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

During the three months ended December 31, 2009, the Company borrowed $8,000 from a shareholder.  These loans are convertible to common stock of the Company at a conversion rate of $.05 per share.  The $8,000 in notes payable are convertible into 160,000 restricted common shares.  The notes are convertible immediately and are due on demand.  During the three months ended December 31, 2009, the Company has recognized $2,000 of interest expense related to the beneficial conversion feature of these notes payable.

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

During the quarter ended December 31, 2009, no new shares were issued.

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

At December 31, 2009 and 2008, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At December 31, 2009 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of December 31, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676 as well as 40,000 shares of restricted stock.  As of December 31, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of December 31, 2009, the stock has not been issued.

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of December 31, 2009 and June 30, 2009, the Company had $430,078 and $430,078 invested in film projects that are in the development or pre-production stage.

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

Results of Operations - There were no revenues from sales for the three and six months ended December 31, 2009 and 2008. SVEI has sustained a net loss of approximately $129,000 and $132,000 for the three months ended December 31, 2009 and 2008, respectively, and a net loss of approximately $307,000 and $168,000 for the six months ended December 31, 2009 and 2008.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the six months ended December 31, 2009, the Company raised $77,900 from loans from shareholders and sales of stock. There can be no assurances that loans or share sales can be effected in the future.

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

Item 4(T).  Controls and Procedures

Changes in Internal Controls

Based on this evaluation as of December 31, 2009, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At December 31, 2009 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of December 31, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of December 31, 2009 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of December 31, 2009, the stock has not been issued.

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

Item 2.  Changes in Securities

During the quarter ended December 31, 2009, the Company did not issue new shares.

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

STEREO VISION ENTERTAINMENT, INC.

Dated: February 22, 2010	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)