Form 10-K/A
period 2009-06-30
STEREO VISION ENTERTAINMENT INC
filed 2010-05-17
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

(818) 456-3858
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

Documents Incorporated By Reference:  None

Explanatory Note

We are filing this Amendment to our Annual Report on Form 10-K for the year ended June 30, 2009 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) in connection with its review of our Form 10K. Our financial position and results of operations for the periods presented have not been restated from the financial position and results of operations originally reported.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 13, 2009, the filing date of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Accordingly, this Amendment to the Annual Report on Form 10-K should be read in conjunction with our subsequent filings with the SEC.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations - The following discussion should be read in conjunction with the Company's audited financial statements.

SVEI intends to pursue opportunities in three product segments of the entertainment industry:

•	Feature length 3-D and 2-D films for theatrical release

•	Direct to DVD 3-D and 2-D films

•	Licensing of Video Game rights

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

During the year ended June 30, 2008, the Company began developing five 3D film projects:  “Aubrey Blaze Piranhas”, “Booty”, “Gonzos 3DD”, “Kung Fu U”, and “Three Dimension of Jerusalem”.  These projects are in different stages of development. Per the Company’s proposed financing agreements, the Company will form stand alone LLC’s on a project by project basis. Upon the completion of each film financing, StereoVision will earn Industry standard 5% Producer’s fees from each budget, and will use this money for debt retirement, operations, and project development.

“Aubrey Blaze Piranhas” in 3D (ABP) has been fully scripted and budgeted.  We have capitalized costs of $76,500 related to this project. ABP is a sci-fi horror movie currently budgeted at $12,000,000. It the story of hit video game creators who go the Amazon to film underwater video for their new video game sensation, “Aubrey Blaze”. There they encounter mutated Piranhas that fly right out of the water at your throat in 3D.  The film is to be shot in the phosphorescent caves in Puerto Rico. Through the already enacted Puerto Rican government’s film producer’s rebate legislation, we expect to receive up to 40% of the budget in a rebate.  We will raise the balance of the production budget by selling foreign distribution rights. We are offering high net worth investors the opportunity to own half the film, for their $1,000,000 cash advance, and an $8,000,000 million dollar letter of credit (LOC). The $1,000,000 will be used to attach a bankable director, a bankable actor, and producers, and screenwriter’s fees. The LOC is necessary to qualify for the Puerto Rican rebates, and the gap loans against foreign distribution contract’s. This formula is minimally dilutive and upon successful deployment, will allow the Company to go into the production of the movie, with full ownership of domestic distribution. The Company has paid a $100,000 equipment leasing advance to a 3D camera equipment company.

“Booty” has been fully scripted and budgeted.  We have capitalized costs of $205,578 related to this project.  We optioned this property from Sony for $50,000 and have a $500,000 rights payment due to Sony by June 15, 2010. “Booty” is a family fun pirate’s movie where eight women get kidnapped by pirates and upon arrival at the pirate’s Caribbean hideout, the women overthrow the pirates and steal their ship filled with all the pirate’s booty. A chase ensues that has all of history’s famous pirate’s after the women, and the treasure laden ship.  “Booty” is to be shot in Puerto Rico. The financing formula for “Booty” is the same one that we’re using for “Aubrey Blaze Piranhas”. The difference being that the “Booty” budget is $25,000,000. The $1,000,000 advance in this financing model, will pay for the bankable star and director, and the $500,000 option fee due Sony. We are in discussions with numerous potential funding candidates. Subsequent to the completion of the financing, as with all of our movies, it will take about one year to get the film into distribution.

“Three Dimensions of Jerusalem” (TDOJ) has been fully scripted and budgeted.  We have capitalized costs of $52,500 related to this project. This is a family oriented faith-based movie and has a $6,000,000 production budget. Because there will not be a large enough budget to allow a bankable star to utilize the Puerto Rican film producer’s rebate’s, this financing formula calls for the investor to advance $3,000,000 for half ownership. The balance of the budget will be funded through the Puerto Rican rebates, and distribution advances.  This is an action/adventure story about three 12 year old boys that live in Jerusalem. One’s Christian, one’s Muslim, and one’s Jewish. They’re best friends and this story outlines the trials and, dangers that they encounter in today’s Jerusalem.

We have capitalized costs related to “Gonzos 3DD” (G3D) of $42,500. With G3D being only a three million dollar budget, a bankable star isn’t likely. Our plan is to secure a sponsor type investor, and use G3D as a 3D advertising vehicle.

For “Kung Fu U” (KFU), we have capitalized costs of $53,000. This is the story of a martial arts academy near Beverly Hills. They’re sponsoring a summer self defense program with famous super hero’s, where they teach the schools nerdy rich kids self defense. KFU is a comedy.  The budget is $8,000,000. We plan to shoot this in Louisiana where we can capitalize on the 25% film producer’s subsidy, and we’re currently looking to secure a studio partnership for this project. Things with studios move slowly though, so this movie is not a top priority. While StereoVision has been in the business of attempting to develop 3D entertainment business for 10 years, 3D has only begun receiving mainstream acceptance in the last year or so.

During the year ended June 30, 2009, the Company began planning the development of two more film projects.

“Secrets of the Lost San Sabas” (SLSS) has a completed script story treatment.  SLSS is the story of an Indian guide to the afterlife on a 300 year quest for justice.  No costs have been capitalized as of June 30, 2009.

“Terror in Paradise” has a completed script story treatment.  This is comedy about an alien invasion at a beauty pageant. No costs have been capitalized as of June 30, 2009.

In May 2010, we began looking into the development of a 3D cable television network.  We have retained the services of three professionals for the planning and development.

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

For the year ended June 30, 2009, the Company had a net loss of $465,097, compared to a net loss of $1,333,429 for the year ended June 30, 2008.  The net loss decreased from 2008 to 2009 because of a decrease in salaries and consulting expense and a gain on forgiveness of debt for the year ended June 30, 2009.  Salaries and consulting expense was $246,908 for the year ended June 30, 2009, as compared to $892,949 for the year ended June 30, 2008.  This decrease is attributable to several factors.  Officers salaries decreased in 2009 as compared to 2008 by $112,500.  This decreased because of the resignation of an officer during the first quarter of 2009, leaving one officer accruing a salary in 2009.  During 2008, the Company also issued stock to the board of directors that was valued at $145,000.  No stock was issued to directors in 2009.  During 2009 there was also a decrease in consulting expense from $410,448 in 2008 to $21,908 in 2009.  During 2008, the Company issued stock valued at $242,000 for consulting expense.  During 2009, the Company issued stock valued at $18,000 for consulting expense.  The decrease in consulting expense was also due to a decrease in operations.

General and administrative expenses were $248,639 for the year ended June 30, 2009 and $316,676 for the year ended June 30, 2008.  This decrease is mainly due to a decrease in operations.

Interest income decreased from $2,561 for the year ended June 30, 2008 to $1 for the year ended June 30, 2009.  This decrease was due to lower cash balances in 2009 as compared to 2008.

Interest expense was $106,251 for 2009 as compared to $118,965 for 2008.  This decrease is attributable to certain loans being repaid in stock in 2008 and 2009, thus decreasing the amount of interest being accrued.

For the year ended June 30, 2009, the Company had a gain on forgiveness of debt of $137,500.  This gain was from a former officer of the Company forgiving accrued salary of $137,500 in its entirety.  There was no gain from forgiveness of debt during 2008.

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

We had total current assets of $38,950 at June 3, 2009 consisting of cash of $0 and prepaid expense of $38,950. We had total liabilities of $1,620,364 at June 30, 2009 all of which are current liabilities consisting of accounts payable, accrued liabilities and loans from shareholders.  At June 30, 2009, we had a working capital deficit of $1,581,414.

Cash used in operations was $276,047 for the year ended June 30, 2009 while it was $770,391 for 2008.  A significant portion of the decrease was due to a large reduction in investments in films in 2009 compared to 2008.  In 2009 we invested $23,328 in films, while in 2008 we invested $305,750 in films.  The effect of the change over the two year period resulted in a $282,422 difference in cash flows from 2009 compared to 2008.  Also contributing to the decrease in cash used in operations was a decrease in the net loss to $465,097 in 2009 from $1,333,429 in 2008.  This decrease was a result of a decrease in operations in 2009 compared to 2008.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate.  We have relied on loans from shareholders and sales of restricted common stock for cash.

We had no investing activities in 2009.  In 2008, our investing activities were the result of the Company purchasing $3,000 of equipment.

We had cash provided by financing activities of $271,706 in 2009, compared to cash provided of $638,530 in 2008.  A significant portion of the decrease was due to a decrease in loans from shareholders in 2009 compared to 2008.  Loans from shareholders were $126,497 in 2009, compared to $588,530 in 2008.  This was partially offset by an increase in cash provided from issuance of common stock.  In 2009 we received cash of $140,500 from sales of common stock, compared to $50,000 in 2008.

Going Concern Consideration

Management believes that the gross proceeds from the issuance of common stock and from shareholder loans will be sufficient to continue our planned activities until June 30, 2010, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Critical Accounting Policies -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

The Company’s film costs and music licensing rights and production costs are capitalized as incurred.  We periodically review properties in development to determine whether they will ultimately be used in the production of a film.  When we determine that a property will not be used, a charge is made to the income statement in the period that determination is made.  It is presumed that the Company will dispose of a property, by sale or abandonment, if it has not been set for production with three years from the time of the first capitalized transaction.  The loss would be measured by the amount by which the carrying amount of the project exceeds its fair value.

Recently Enacted and Proposed Regulatory Changes - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Jack Honour.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended June 30, 2009, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  The Company also does not have a separate CFO at this time, resulting in less effective disclosure controls and procedures.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2009 due to the following material weakness:

•
Our Company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•
Our Company currently does not have a CFO, and our CEO does not have the background in financial reporting to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: May 13, 2010	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th   day of May 2010.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)

/S/ Anthony Munafo
Anthony Munafo
Director

/S/ Gov. Carlos Romero Barcelo
Gov. Carlos Romero Barcelo
Director

Herky Williams
Secretary-Treasurer/Director

Steven Curran
Director