Form 10-Q
period 2010-03-31
STEREO VISION ENTERTAINMENT INC
filed 2010-05-25
CIK 1099814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2010, there were 24,986,138 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
ASSETS:	March 31,	June 30,
	2010	2009
Current Assets:
Cash	$-	$-
Prepaid Expenses	19,118	38,950
Total Current Assets	19,118	38,950

Fixed Assets:
Office Equipment	16,745	16,745
Less Accumulated Depreciation	(16,055)	(15,335)
Net Fixed Assets	690	1,410

Intangible and Other Non-Current Assets:
Films, Manuscripts, Recordings and Similar Property	430,078	430,078
Investment in Mad Dogs & Oakies	11,893	11,893
Total Intangible and Other Non-Current Assets:	441,971	441,971
Total Assets	$461,779	$482,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Accounts Payable	$250,843	$198,844
Accrued Expenses	547,384	402,908
Bank Overdraft	443	4,709
Lawsuit Payable	32,411	32,411
Loans from Shareholders	1,119,227	981,492
Total Current Liabilities	1,950,308	1,620,364

Stockholders' Equity:
Common Stock, $.001 Par value
Authorized 100,000,000 shares,
Issued 24,986,138 at March 31, 2010
and 23,786,138 at June 30, 2009	24,986	23,786
Common Stock to be Issued, 96,000 shares at
March 31, 2010 and June 30, 2009	96	96
Additional Paid-In Capital	15,955,949	15,858,149
Deficit Accumulated During the Development Stage	(17,469,560)	(17,020,064)
Total Stockholders' Equity	(1,488,529)	(1,138,033)
Total Liabilities and Stockholders' Equity	$461,779	$482,331

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					Since May 5,
	(Unaudited)		(Unaudited)		1999
	For the Three Months Ended		For the Nine Months Ended		Inception of
	March 31,		March 31,		Development
	2010	2009	2010	2009	Stage
Revenues	$-	$-	$-	$-	$-

Expenses
Research & Development	-	-	-	-	293,000
General & Administrative	35,213	52,624	119,795	178,728	9,286,748
Salaries & Consulting	68,417	61,575	219,417	186,575	6,746,138
Advertising & Promotion	-	-	-	-	418,423
Loss on Investment	-	-	-	-	558,191
Lawsuit Settlement	-	-	-	-	111,511

Operating Loss	(103,630)	(114,199)	(339,212)	(365,303)	(17,414,011)

Other Income (Expense):
Interest Income				1	2,562
Interest Expense	(39,363)	(22,023)	(110,284)	(76,054)	(782,787)
Investment Fee	-	-	-	-	(75,000)
Loss on Sale of Assets	-	-	-	-	(15,883)
Write off of Note Receivable	-	-	-	-	(191,701)
Gain on Forgiveness of Debt	-	-	-	137,500	600,138
Gain (Loss) on Available for Sale
Securities	-	-	-	-	412,772
Total Other Income (Expense)	(39,363)	(22,023)	(110,284)	61,447	(49,899)

Net Loss Before Taxes	(142,993)	(136,222)	(449,496)	(303,856)	(17,463,910)

Income Tax Expense	-	-	-	-	(5,650)

Net Loss	$(142,993)	$(136,222)	$(449,496)	$(303,856)	$(17,469,560)

Basic & Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average	24,494,471	24,730,805	23,798,913	24,135,612

The accompanying notes are an integral part of these financial statements.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Nine Months Ended		Inception of
	March 31,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(449,496)	$(303,856)	$(17,469,560)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	720	720	3,538,738
Interest Expense from Beneficial Conversion Features	16,500	-	30,140
Issuance of Common Stock for Expenses	55,000	59,500	6,963,295
Stock Issued for Payment of Accounts Payable	-	20,000	70,500
Stock Issued for Accrued Expenses	-	-	494,166
Compensation Expense from Stock Options	-	-	487,500
Realized Gain on Trading Investments	-	-	(412,773)
Loss on Sale of Assets	-	-	15,883
Loss on Investment Written Off	-	-	557,008
Gain on Forgiveness of Debt	-	(137,500)	(600,138)
Cash Acquired in Merger	-	-	332

Change in Operating Assets and Liabilities:
Prepaid Expense	19,832	6,750	(19,118)
Investment in Films, Manuscripts, Recordings
and Similar Property	-	(23,328)	(625,086)
Accounts Payable	51,999	(18,507)	405,079
Accrued Expenses	214,512	181,148	1,643,235
Lawsuit Payable	-	-	32,411
Payable to SAG for Route 66	-	-	71,493

Net Cash Used in Operating Activities	(90,933)	(215,073)	(4,816,895)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Investment	-	-	(5,892)
Purchase of Equipment	-	-	(16,745)
Proceeds from Sale of Assets	-	-	51,117
Proceeds from Sale of Investments	-	-	565,773

Net Cash Provided (Used) in Investing Activities	$-	$-	$594,253

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since May 5,
	(Unaudited)		1999
	For the Nine Months Ended		Inception of
	March 31,		Development
	2010	2009	Stage
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans from shareholders	$95,199	$85,298	$2,881,488
Proceeds from issuance of common stock	-	120,500	1,276,711
Proceeds from issuance of short-term notes	-	-	64,000
Bank overdraft	(4,266)	4,934	443

Net Cash Provided by Financing Activities	90,933	210,732	4,222,642

Net (Decrease) Increase in Cash	-	(4,341)	-
Cash at Beginning of Period	-	4,341	-

Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$68,676
Income taxes	$-	$-	$7,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Investment in
Wilfield Entertainment	$-	$-	$220,000
Common Stock Issued for Investment in
Mad Dogs & Oakies Project	$-	$-	$3,000
Common Stock Issued for Investment in
In the Garden of Evil Project	$-	$-	$12,000
Common Stock Issued for Investment in
Booty 3D	$-	$-	$59,000
Common Stock Issued for Investment in
Kung Fu U 3D	$-	$-	$18,000
Notes Payable Converted to Stock	$27,500	$-	$1,767,108

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

The unaudited financial statements as of March 31, 2010 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $17,469,560 for the period from May 5, 1999 (inception) to March 31, 2010, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have continued to meet its minimal operating expenses as they have done in the past.

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

Principles of Consolidation

The consolidated financial statements for the nine months ended March 31, 2010 include the accounts of the parent entity and its wholly-owned subsidiary TDOJ LLC.  TDOJ LLC was formed on March 17, 2009 and has no operations as of March 31, 2010.

  All significant intercompany balances and transactions have been eliminated.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on May 5, 1999.  As of March 31, 2010, the Company is in the development stage, and has not commenced planned principal operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2010 and June 30, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the nine months ended March 31, 2010 and 2009, advertising expense was $0 and $0, respectively.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.  The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2010 and 2009 and are thus not considered. At March 31, 2010 and 2009, there were no outstanding common stock equivalents.

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform with the 2010 presentation.

Intangible Assets

Intangible assets consist of movie and music licensing rights and production costs and are valued at cost. As of March 31, 2010 and June 30, 2009, the Company had $430,078 and $430,078 in film costs that are in the development stage or pre-production stage.

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

NOTE 2 - INCOME TAXES

As of June 30, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,419,504 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RENT EXPENSE

The Company’s principal executive offices are located at 15452 Cabrito Road, Suite 204, Van Nuys, CA 91406 and consist of approximately 2,500 square feet of furnished executive suite offices and reception and conference room arrangements. The lease expired in June 2005. Since the lease expired, the Company is on a month to month lease.  The monthly rent for the property is $2,500.  For the nine months ended March 31, 2010 and 2009, rent expense was $22,500 and $22,500, respectively.

In March, 2008, the Board approved a new benefits package for its CEO, Mr. Jack Honour which includes payment for housing at the rate of $4,500 per month plus utilities as well as the use of a car. The annual cost of these benefits is estimated to be $85,000 p.a.

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY TRANSACTIONS

As of March 31, 2010 and June 30, 2009, the company owed $1,119,227 and $981,492 respectively to various shareholders and officers/directors.  The loans are unsecured with interest at rates of  between 4% to 12% and have no fixed terms of repayment.    During the nine months ended March 31, 2010, the Company received $96,900 in new loans from related parties, which are included in the total above.  On February 28, 2010, $20,000 of notes payable were converted to common stock at $.05 per share.  The price of the stock at February 28, 2010 was $.075.  Since the conversion rate was less than the stock price, the Company recorded an additional $10,000 of interest expense related to this conversion.

On June 27, July 31 and August 27, 2007, the Company borrowed $125,000, $150,000 and $225,000 respectively from a shareholder at an interest rate of 12% per annum.  Interest of $5,000 per month was due and payable monthly beginning in September 2007 and continuing through the payment due date on February 21, 2009.  On February 19, the Company borrowed an additional $200,000 under the same terms. This loan was collateralized with 1,000,000 shares of Mr. John Honour’s shares. Interest of $7,000 per month is due and payable monthly.  At March 31, 2010 the total amount due on this loan was $832,667.  This amount is included in the total amount of loans shown above. For the four month period of March-June, 2008, the lender accepted 100,000 shares of restricted stock valued at $.28 per share as payment for the interest for those four months.  The $700,000 note is convertible at the option of the lender on the due date at a per share price equal to 75% of the closing price on the day of conversion.

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

During the nine months ended March 31, 2010, the Company borrowed $8,000 from a shareholder.  These loans are convertible to common stock of the Company at a conversion rate of $.05 per share.  The notes are convertible immediately and are due on demand.  During the three months ended March 31, 2010, the Company has recognized $2,000 of interest expense related to the beneficial conversion feature of these notes payable.

During the three months ended March 31, 2010, the Company borrowed $7,500 from a shareholder.  These loans are convertible to common stock of the Company at a conversion rate of $.05 per share.  This note is convertible immediately and is due in six months.  The Company has recognized $4,500 of interest expense related to the beneficial conversion feature of this note.  During the quarter ended March 31, 2010, this note was converted to 150,000 shares of common stock.

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

In addition to the asset acquisition, on December 3, 1999, the company entered into an acquisition agreement and plan of reverse merger with Kestrel Equity Corporation whereby the company acquired $332 cash, $153,001 trading investments, $100,686 reduction in accounts payable, and $4,366,084 in notes payable in exchange for 48,000 (1,200,000 pre-split) shares of common stock. By virtue of the merger and the asset acquisition, the Company issued 106,800 (2,670,000 pre-split) shares of common stock of the surviving corporation and acquired assets valued at $4,013,100 or approximately $1.50 per share.

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

During the quarter ended March 31, 2010, the Company issued a net new number of shares totaling 615,000 as follows: 100,000 shares for interest expense of $10,000 at a price of $0.10 per share; 100,000 shares for cash of $10,000; 215,000 shares for services valued at $22,650; 200,000 shares for accrued rent of $20,000 on the corporate offices.   During the quarter ended March 31, 2010, the Board of Directors authorized the cancellation of 1,815,000 shares of common stock.  These shares have been returned to the treasury and cancelled.

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

During the quarter ended March 31, 2010, the Company issued 750,000 new shares as follows:  550,000 shares valued at $.05 per share for notes payable of $27,500;  200,000 shares valued at $.05 per for consulting expenses valued at $10,000.

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

At March 31, 2010 and 2009, there were no stock options outstanding.

NOTE 10 - LEGAL PROCEEDINGS

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At March 31, 2010 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of March 31, 2010 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676 as well as 40,000 shares of restricted stock.  As of March 31, 2010 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of March 31, 2010, the stock has not been issued.

STEREO VISION ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10 - LEGAL PROCEEDINGS (continued)

The Company has brought a defamation action against Ed Meyer and Adirondack Pictures. A cross complaint has been filed by Adirondack against the Company alleging claims for breach of contract, intentional misrepresentation and declaratory relief. The Company has answered the cross-complaint, denying all of the material allegations and intends to vigorously defend the claims made.  During the quarter ended March 31, 2010, the Company reached an agreement with Mr. Meyer and Adirondack Pictures whereby upon execution of the agreement by all parties, the plaintiffs and defendants fully and mutually release and forever discharge each other from any and all claims.

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

NOTE 12 - FILM AND MUSIC COSTS

The Company has intangible assets which consist of movie licensing rights and development costs which are valued at cost. As of March 31, 2010 and June 30, 2009, the Company had $430,078 and $430,078 invested in film projects that are in the development or pre-production stage.

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

Results of Operations - There were no revenues from sales for the three and nine months ended March 31, 2010 and 2009. SVEI has sustained a net loss of approximately $142,993 and $136,222 for the three months ended March 31, 2010 and 2009, respectively, and a net loss of approximately $449,496 and $303,856 for the nine months ended March 31, 2010 and 2009.  From May 5, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

The aforementioned estimates of capital required are still preliminary in nature and are subject to substantial and continuing revisions. Although the Company has not yet commenced any formal capital raising efforts, the Company expects that any capital that it raises will be in the form of one or more debt or equity financings. However, there can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions. To the extent that the Company does not raise sufficient capital to implement its plan of operations on a timely basis, it will have to curtail, revise and/or delay its business plans. The Company has financed its operations to date from the sale of stock and loans from related parties. During the nine months ended March 31, 2010, the Company raised $96,900 from loans from shareholders and sales of stock. There can be no assurances that loans or share sales can be effected in the future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed  to  ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed,  summarized  and  reported  within  the  time  periods specified  in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and  principal  financial officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a  timely  manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September of 2001 the company entered into a promissory note with Duncan MacPhearson to be payable within the year. A dispute arose and the note was not timely paid, which led to a court action styled R. Duncan MacPhearson vs. Stereo Vision Entertainment, et. al., Case No. LC 0611749, in Los Angeles, California. Subsequently, the parties, on January 26, 2004, entered into a Settlement Agreement, including default provisions if scheduled payments did not occur as agreed. 25,000 shares of restricted stock, valued at $25,000, were delivered and $42,500 of payments was made, but the final $10,000 was not paid. According to the stipulated judgment agreement, this resulted in the plaintiff's entry of a judgment, according to notice received by the company, of $37,411, which was then appealed by the Company as incorrect. The appellate court disagreed and allowed the entry of judgment as filed, stating that the 25,000 shares had "no value" and allowing $37,411 to be imposed against the Company. Therefore, the company has paid $42,500 in cash, $25,000 in restricted stock, and owed $37,411, which had been accrued as a liability in the financial statements, for a total lawsuit resolution of $104,911.  At March 31, 2010 and June 30, 2009, the total amount due was $32,411.

The Company has been served with a judgment in the amount of $6,600 by an individual in Pennsylvania.  As of March 31, 2010 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements.

The Company has received notice that it is in breach of its former contract with the Investor Relations Group which claims it is owed $17,676.25 as well as 40,000 shares of restricted stock.  As of March 31, 2010 and June 30, 2009, this amount has been recorded as a liability in the accompanying financial statements. The issuance of the common stock has also been recorded and valued at $10,100.  As of March 31, 2010, the stock has not been issued.

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

Item 2.  Changes in Securities

During the quarter ended March 31, 2010, the Company issued 750,000 new shares as follows:  550,000 shares valued at $.05 per share for notes payable of $27,500;  200,000 shares valued at $.05 per for consulting expenses valued at $10,000.

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

STEREO VISION ENTERTAINMENT, INC.

Dated: May 24, 2010	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures & Title

/S/ John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)