Form 10-K/A
period 2009-06-30
STEREO VISION ENTERTAINMENT INC
filed 2010-07-19
CIK 1099814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #2

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

“Booty” has been fully scripted and budgeted.  We have capitalized costs of $205,578 related to this project.  We optioned this property from Sony for $50,000 and will have a $500,000 rights payment due to Sony thirty days after commencement of principal photography.  “Booty” is a family fun pirate’s movie where eight women get kidnapped by pirates and upon arrival at the pirate’s Caribbean hideout, the women overthrow the pirates and steal their ship filled with all the pirate’s booty. A chase ensues that has all of history’s famous pirate’s after the women, and the treasure laden ship.  “Booty” is to be shot in Puerto Rico. The financing formula for “Booty” is the same one that we’re using for “Aubrey Blaze Piranhas”. The difference being that the “Booty” budget is $25,000,000. The $1,000,000 advance in this financing model, will pay for the bankable star and director, and the $500,000 option fee due Sony. We are in discussions with numerous potential funding candidates. Subsequent to the completion of the financing, as with all of our movies, it will take about one year to get the film into distribution.

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

“Secrets of the Lost San Sabas” (SLSS) has a completed script story treatment.  SLSS is the story of an Indian guide to the afterlife on a 300 year quest for justice.  No costs have been capitalized as of June 30, 2009

“Terror in Paradise” has a completed script story treatment.  This is comedy about an alien invasion at a beauty pageant. No costs have been capitalized as of June 30, 2009.

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

For the year ended June 30, 2009, the Company had a net loss of $465,097, compared to a net loss of $1,333,429 for the year ended June 30, 2008.  The net loss decreased from 2008 to 2009 because of a decrease in salaries and consulting expense and a gain on forgiveness of debt for the year ended June 30, 2009.  Salaries and consulting expense was $246,908 for the year ended June 30, 2009, as compared to $892,949 for the year ended June 30, 2008.  This decrease is attributable to several factors.  Officers salaries decreased in 2009 as compared to 2008 by $112,500.  This decreased because of the resignation of an officer during the first quarter of 2009, leaving one officer accruing a salary in 2009.  During 2008, the Company also issued stock to the board of directors that was valued at $145,000.  No stock was issued to directors in 2009.  During 2009 there was also a decrease in consulting expense from $410,448 in 2008 to $21,908 in 2009.  During 2008, the Company issued stock valued at $242,000 for consulting expense.  During 2009, the Company issued stock valued at $18,000 for consulting expense.  The decrease in consulting expense was also due to a decrease in operations.  General and administrative expenses was $248,639 for the year ended June 30, 2009 and $316,676 for the year ended June 30, 2008.  This decrease is mainly due to a decrease in operations.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Jack Honour, (the “Certifying Officer”).  Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective as the end of the period covered by this Annual Report on Form 10-K (“Annual Report”).

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there was a change in the Registrant’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Registrant’s internal control over financial reporting.  During the most recently completed fiscal year ended June 30, 2009, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  The Company also does not have a separate CFO at this time, resulting in less effective disclosure controls and procedures.

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

3.4 *	Bylaws of the Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
3.5 *	Articles of Incorporation of SVE Merger, Inc. filed with the State of Nevada on December 23, 1999.
3.6 *	Bylaws of SVE Merger, Inc.
4.1 *	Specimen Stock Certificate of Kestrel Equity Corporation. (incorporated by reference to Form 10-SB filed with the SEC on December 17, 1999)
4.2 *	Specimen Stock Certificate of SVE Merger, Inc.
10.1*	Stock Purchase Agreement by and between Kestrel Equity Corporation and John Honour, dated September 25, 1999.
31	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed on August 9, 2000.

(a)	Reports on Form 8-K filed.

The Company filed reports on Form 8-K on August 25, 2008, September 23, 2008 and November 13, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company’s Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2009 [Missing Graphic Reference]	Fiscal year ending June 30, 2008 [Missing Graphic Reference]
Audit Fees	$24,270	$29,351
Audit Related Fees	NIL	NIL
Tax Fees	480	480
All Other Fees	NIL	NIL

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

STEREOVISION VISION ENTERTAINMENT, INC.

Dated: July 16, 2010	By /S/ John Honour
C.E.O., President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th   day of July 2010.

Signatures & Title

 /S/     John Honour
John Honour
C.E.O., President, Director
(Principal Executive Officer and Principal Financial Officer)

 /s/ Anthony Munafo
Anthony Munafo
Director

/S/ Andres Romero
Andres Romero
Director

/S/ Herky Williams
Herky Williams
Secretary-Treasurer/Director

Steven Curran
Director

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